Form 10QSB
period 2000-01-31
NORTH AMERICAN RESORT & GOLF INC
filed 2000-03-20
CIK 1047965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended January 31, 2000

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the transition period             to
                                   -------------  --------------
          Commission File Number     0-29067
                                     -------

                         NORTH AMERICAN RESORT & GOLF INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         Nevada                                       98-0173359
-------------------------------          --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
-------------------------------
 incorporation or organization)
 ------------------------------

#676, 141 - 757 West Hastings Street
Vancouver, BC                                          V6C 1A1
-------------------------------------     -------------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:          604-681-7806
                                                         ------------

                                     None
           --------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,752,200 Shares of $0.001 par value Common Stock outstanding as of January 31, 2000.

                        PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended January 31, 2000 are not necessarily indicative of the results that can be expected for the year ending July 31, 2000.

                         NORTH AMERICAN RESORT & GOLF, INC.
                           (A Development Stage Company)


                               FINANCIAL STATEMENTS


                                 JANUARY 31, 2000
                                    (Unaudited)
                             (Stated in U.S. Dollars)

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                                    BALANCE SHEET
                              (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                     JANUARY 31       JULY 31
                                                        2000            1999
-------------------------------------------------------------------------------
                                                     (Unaudited)     (Audited)

ASSETS

Current
     Note receivable (Note 3)                        $   35,790      $     -
                                                     --------------------------
                                                     $   35,790      $     -
===============================================================================


LIABILITIES

Current
     Accounts payable                                $   20,400      $     -
     Loans and advances payable (Note 5)                 25,590          24,540
                                                     --------------------------
                                                         45,990          24,540
                                                     --------------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
 Authorized:
  50,000,000 common shares, par value $0.001 per share
  10,000,000 preferred shares, par value $0.001 per share
  The rights and preferences of the preferred shares have not been determined.

 Issued and outstanding:
  4,752,200 common shares at January 31, 2000 and
  4,552,200   common shares at July 31, 1999               4,752          4,552

  Additional paid in capital                             131,928         82,128
                                                     --------------------------
                                                         136,680         86,680

Deficit Accumulated During The Development Stage        (146,880)      (111,220)
                                                     --------------------------
                                                         (10,200)       (24,540)
                                                     --------------------------

                                                     $     35,790    $     -
================================================================================

Nature of Operations (Note 1)

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                            STATEMENT OF LOSS AND DEFICIT
                              (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------
                                                                                                 INCEPTION
                                                    FOR THE THREE            FOR THE SIX        JUNE 4, 1997
                                                     MONTHS ENDED            MONTHS ENDED            TO
                                                      JANUARY 31              JANUARY 31          JANUARY 31
                                                   2000        1999         2000        1999         2000
------------------------------------------------------------------------------------------------------------
Administrative Expenses
 Advertising                                      $     -     $     -      $     -     $     -     $  11,135
 Consulting services                                  10,000        -          10,000         392     21,428
 Filing fees and stock transfer services                -            709        1,747       1,182      5,908
 Incorporation fees                                     -           -            -           -         4,261
 Investor relations                                     -           -            -           -         8,037
 Professional fees                                    17,999         242       17,999         242     33,430
 Management fees                                        -           -            -           -        28,377
 Office and sundry                                     4,000         557        4,750       2,309     16,553
 Printing                                               -             30         -            243      3,303
 Rent                                                   -            576         -          2,299      3,502
 Telephone                                              -            421        1,164        946       6,189
 Travel                                                 -           -            -          -          2,587
                                                  ----------------------------------------------------------
                                                      31,999       2,535       35,660       7,613    144,710

Loss Before The Following
 Impairment loss on option to acquire shares            -           -            -           -         2,170
                                                  ----------------------------------------------------------
Net Loss For The Period                               31,999       2,535       35,660       7,613  $ 146,880
                                                                                                   =========
Deficit Accumulated During The
 Development Stage, Beginning Of Period              114,881     107,515      111,220     102,437
                                                  -----------------------------------------------
Deficit Accumulated During The
Development Stage, End Of Period                  $  146,880  $  110,050   $  146,880  $  110,050
=================================================================================================
Net Loss Per Share                                     $0.01       $0.01        $0.01       $0.01
                                                  ===============================================
Weighted Average Number Of Shares Outstanding      4,618,200   4,552,200    4,618,200   4,552,000
                                                  ===============================================

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                              (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------
                                                                                                 INCEPTION
                                                    FOR THE THREE            FOR THE SIX        JUNE 4, 1997
                                                     MONTHS ENDED            MONTHS ENDED            TO
                                                      JANUARY 31              JANUARY 31          JANUARY 31
                                                   2000        1999         2000        1999         2000
------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
 Net loss for the period                          $  (31,999) $   (2,535)  $  (35,660) $   (7,613) $(146,880)
 Add non-cash  item
  Impairment loss on option to acquire shares           -           -            -           -         2,170
                                                  ----------------------------------------------------------
                                                     (31,999)     (2,535)     (35,660)     (7,613)  (144,710)

 Change in non-cash working capital balances
  related to operations
   Note receivable                                   (35,790)       -         (35,790)       -       (35,790)
   Prepaid expense                                      -            604         -            604       -
   Accounts payable                                   16,739      (3,000)      20,400      (3,000)    20,400
                                                  ----------------------------------------------------------
                                                     (51,050)     (4,931)     (51,050)    (10,009)   160,100
                                                  ----------------------------------------------------------
Cash Flow From Investing Activity
 Acquisition of capital asset                           -           -            -           -          (427)
                                                  ----------------------------------------------------------
Cash Flow From Financing Activities
 Common stock issued                                  50,000        -          50,000        -       134,510
 Repay advances payable                                -            -            -           -       (53,000)
 Advances payable                                      1,050        -           1,050        -        78,590
 Proceeds on disposition of capital assets              -           -            -           -           427
                                                  ----------------------------------------------------------
                                                      51,050        -          51,050        -       160,527
                                                  ----------------------------------------------------------
Decrease In Cash During The Period                      -         (4,931)        -        (10,009)      -

Cash, Beginning Of The Period                           -          4,931         -         10,009       -

Cash, End Of The Period                           $     -     $     -      $     -     $     -     $    -
============================================================================================================

 Supplemental Disclosure of Non-Cash Financing and Investment Activities:

 Issue of common stock for option to
  purchase shares                                 $     -     $     -      $     -     $     -     $   2,170
                                                  ==========================================================

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY

                                    JANUARY 31,2000
                                      (Unaudited)
                               (Stated in U.S. Dollars)

                                           Common Stock
                                  ---------------------------------
                                                        Additional
                                                          Paid-in
                                    Shares     Amount     Capital      Deficit     Total
                                  ----------------------------------------------------------
Shares issued for services
 at $0.001                        2,500,000   $ 2,500   $     -       $     -     $   2,500

Net loss for two months ended
 July 31, 1997                         -         -            -          (18,062)   (18,062)
                                  ----------------------------------------------------------
Balance, July 31, 1997            2,500,000     2,500         -          (18,062)   (15,562)

Shares issued for services
 at $0.01                           935,000       935        8,415          -         9,350

Shares issued for cash
 at $0.01                           350,000       350        3,150          -         3,500

Shares issued for option
  to acquire shares at $0.01        217,000       217        1,953          -         2,170

Shares issued for cash at
 $0.10                              530,000       530       52,470          -        53,000

Shares issued for cash at
 $0.80                               20,200        20       16,140          -        16,160

Net loss for the year ended
 July 31, 1998                         -         -            -          (84,375)   (84,375)
                                  ----------------------------------------------------------
Balance, July 31, 1998            4,552,200     4,552      82,128       (102,437)   (15,757)

Net loss for the year ended
 July 31, 1999                         -         -           -            (8,783)    (8,783)
                                  ----------------------------------------------------------
Balance, July 31, 1999            4,552,200     4,552      82,128       (111,220)   (24,540)

Shares issued for cash
 at $0.25                           200,000       200      49,800           -        50,000

Net loss for the six months
 ended January 31, 2000                -         -           -           (35,660)   (35,660)
                                  ----------------------------------------------------------
Balance, January 31, 2000         4,752,200   $ 4,752   $ 131,928     $ (146,880) $ (10,200)
                                  ==========================================================

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                  JANUARY 31,2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)


1.     NATURE OF OPERATIONS

The Company is in the development stage and currently is in the process of reviewing new business opportunities. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support the Company's cost structure.


2.     SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Organization

The Company was incorporated in the State of Nevada, USA on June 4, 1997.

b)     Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

c)     Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                  JANUARY 31,2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)


2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)     Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

e)     Capital Assets and Amortization

Capital assets are recorded at cost and are amortized at the rate of 20% per annum using the declining balance method.

f)     Fair Value of Financial Instruments

The carrying value of cash, accounts payable and advances payable approximate fair value because of the short maturity of those instruments.


3.     NOTE RECEIVABLE

     The note is interest free and repayable on June 20, 2000.


4.     LETTER OF INTENT

     The Company has entered into a letter of intent to acquire Home Finder's Realty Inc., a Canadian corporation, for $1,000,000 CDN payable in cash or by the issuance of 4,500,000 common shares.


5.     LOANS AND ADVANCES PAYABLE

     These advances are interest free and payable on demand.


6.     CAPITAL STOCK

a) The Company granted stock options for the purchase of up to 400,000 shares at $0.25 per share to December 6, 2001.

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                  JANUARY 31,2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)


6.     CAPITAL STOCK (Continued)

a) The Company has arranged the private placement of 200,000 units at $0.25 per unit for proceeds of $50,000.00. Each unit consists of one common share and one share purchase warrant for the purchase of an additional common share at $0.50 per share during the first year or at $0.75 during the second year from the date the share purchase warrant is issued.


7.     DEFERRED TAX ASSETS

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting for income taxes, whereas the deferral method of accounting for income taxes is used under the Canadian basis. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


The following table summarizes the significant components of the Company's deferred tax assets:

                                                                 Total
                                                             ------------
Deferred Tax Assets
  Non-capital loss carryforwards                             $   146,880
                                                             ------------
  Gross deferred tax assets                                       73,440
  Valuation allowance for deferred tax asset                     (73,440)
                                                             ------------
                                                             $       -
                                                             ============

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their terms of expiry.

                         NORTH AMERICAN RESORT & GOLF, INC.
                            (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                  JANUARY 31,2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)


8.     INCOME TAXES

No provision for income taxes has been provided in these financial statements due to the net loss. At January 31, 2000, the Company has net operating loss carryforwards, which expire commencing in 2010, totalling approximately $146,880, the benefits of which have not been recorded.


9.     NEW ACCOUNTING STANDARDS

a) Effective December 15, 1995, Statement of Financial Accounting Standards No. 123 ("SFAS-123") "Accounting for Stock-based Compensation" was adopted for United States GAAP purposes. SFAS-123 enables a company to elect to adopt a fair value methodology for accounting for stock based compensation. The Company has determined that the fair value of stock options is similar to the issue price at the time of granting. The Company does not expect to elect to adopt the fair value methodology, although the pro forma results of operations and earnings per share determined as if the fair value methodology had been applied will be disclosed as required under SFAS-123 in future years.

b) In March, 1995, Statement of Financial Accounting Standards No. 121 (SFAS-121) "Accounting for Impairment of long-lived assets and for long-lived assets to be disposed of" was issued. Certain long-lived assets held by the Company must be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined. The Company has adopted these standards. There was no material effect on its financial position or results of operations of the Company from its adoption.


10.     UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Item 2.     Management's Discussion and Analysis or Plan of Operations

North American Resort & Golf , Inc., (the "Company") was incorporated in the state of Nevada in June 1997. The Company was formed to market golf courses and their surrounding developments on behalf of developers seeking to finance a new project or on behalf of owners seeking to sell an existing golf course.

In order to proceed with its business plan the Company attempted to raise approximately $500,000 in capital through the private sale of its common stock. However, as of April 30, 1998 the Company had only raised $24,960 from the sale of its common stock, and as a result, the Company abandoned its original business plan.

In December 1999, the Company signed a letter of intent to acquire Home Finders Realty, Inc. d/b/a as Most Referred Professionals and Most Referred Real Estate Agents, Inc., both private Canadian corporations, for 4,500,000 shares of its common stock.

Home Finders Realty has a service which allows real estate professionals and the general public to quickly and efficiently find quality customer service oriented Realtors in North American cities within a few minutes. This service is available through the AMRR.COM or CMRR.COM websites, or by phoning a 1-800-414-5655 hotline. Mortgage Brokers, Home Inspectors, Appraisers, Title Companies and Attorneys can also be located with the same service.

For the ten months ended October 31, 1999 Home Finders had net income of approximately $74,000.

The acquisition of Home Finders Realty is contingent upon a number of conditions, including the execution of a definitive agreement between the Company and Home Finders Realty.

If the Company does not complete the acquisition of Home Finders Realty, the Company plans to acquire another business, although the Company has not identified any other business which the Company may attempt to acquire.

During the period ended January 31, 2000, The Company's operations used $51,050 in cash. As of January 31, 2000, the Company did not have any remaining cash. The Company funded its operating activities during the period ended January 31, 2000 through the private sale of common stock.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART 2 - OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

              (a) None
              (b) Reports on Form 8-K  - None

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN RESORT & GOLF INC.



Date:  March 17, 2000
     ----------------



By:       /s/Christine Cherisse
           --------------------
         CHRISTINE CHERISSE, Director and President