Form 10QSB
period 2000-04-30
NORTH AMERICAN RESORT & GOLF INC
filed 2000-06-22
CIK 1047965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2000

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the transition period                to
                                 ---------------  -------------------------

          Commission File Number     0-29067
                                 ------------------------------------------


                        NORTH AMERICAN RESORT & GOLF INC.

        (Exact name of small Business Issuer as specified in its charter)


       Nevada                                         98-0173359
-----------------------------------     ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------


#676, 141 - 757 West Hastings Street
Vancouver, BC                                            V6C 1A1
--------------------------------------            ---------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:     604-681-7806
                                                    -----------------------

                                      None
             --------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,989,367 Common Shares of $0.001 par value outstanding as of April 30, 2000, and 4,500,000 Series A Preferred Shares with no par value outstanding at April 30, 2000.

             PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended April 30, 2000 are not necessarily indicative of the results that can be expected for the year ending July 31, 2000.

                     NORTH AMERICAN RESORT & GOLF, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS


                             APRIL 30, 2000
                               (Unaudited)
                        (Stated in U.S. Dollars)

                     NORTH AMERICAN RESORT & GOLF, INC.

                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                           (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                  APRIL 30
                                                               2000      1999
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                    $   7,747  $  18,941
   Accounts receivable                                         4,489      5,669
   Loan receivable                                            50,000       -
   Due from shareholders                                      87,110       -
   Prepaid expenses                                            4,708        630
                                                            --------   --------
                                                             154,054     25,240
                                                            --------   --------

Capital Assets                                                32,434     30,818
                                                            --------   --------
                                                           $ 186,488  $  56,058
================================================================================

LIABILITIES

Current
   Accounts payable and accrued liabilities                $  97,041  $  42,428
   Due to shareholder                                           -        17,300
   Due to related parties                                     70,806      8,836
   Notes payable                                              69,932       -
                                                            --------   --------
                                                             237,779     68,564
                                                            --------   --------

SHAREHOLDERS' DEFICIENCY

Capital Stock
  Authorized:
    50,000,000 common shares, par value $0.001 per share
    10,000,000 preferred shares, par value $0.001 per share
      The rights and preferences of these preferred shares
      have not been determined.
    4,500,000 Series A preferred shares with no par value
  Issued and Outstanding:
    4,989,367 common shares at April 30, 2000 and 1999           400        300
    4,500,000 Series A preferred shares at April 30, 2000
    and
           0 at April 30, 1999                               113,520       -
                                                            --------   --------
                                                             113,920        300

Cumulative Translation Adjustment                             (1,843)    (2,931)
Deficit                                                     (163,368)    (9,875)
                                                            --------   --------
                                                             (51,291)   (12,506)
                                                            --------   --------

                                                           $ 186,488  $  56,058
================================================================================

                     NORTH AMERICAN RESORT & GOLF, INC.

                CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                (Unaudited)
                       (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                                 APRIL 30
                                                               2000      1999
--------------------------------------------------------------------------------

Revenue
   Sales                                                   $ 407,402  $ 239,377
   Other                                                         431       -
                                                            --------   --------
                                                             407,833    239,377

Direct Costs
   Commissions                                                71,890     44,806
   Courier charges                                             1,963      1,869
   Credit card charges                                         7,503      4,589
   Telephone                                                  20,673     20,738
   Wages and benefits                                         36,824     25,178
   Web site costs                                              9,530      6,241
                                                            --------   --------
                                                             148,383    103,421
                                                            --------   --------
                                                             259,450    135,956
                                                            --------   --------

Expenses
   Advertising and promotion                                  11,290     10,355
   Amortization                                               11,783      6,912
   Automobile                                                  2,267      2,463
   Bank charges and interest                                   4,718      2,200
   Computer services                                          10,118      3,024
   Equipment lease                                             2,099      1,363
   Insurance                                                   1,852        129
   Investor relations                                          5,442       -
   Management fees                                            12,188     29,605
   Membership and dues                                         2,281      2,295
   Office rent                                                14,431      6,576
   Office supplies                                             7,758      6,347
   Professional fees                                          63,559      2,388
   Repairs and maintenance                                     4,967        813
   Telephone                                                   9,680     11,844
   Travel                                                      5,171      5,630
   Wages and benefits                                        196,851     52,721
                                                            --------   --------
                                                             366,455    144,665
                                                            --------   --------

Loss For The Period                                          107,005      8,709

Deficit, Beginning Of Period                                  56,363      1,166

Deficit, End Of Period                                     $ 163,368  $   9,875
================================================================================

Net Loss Per Share                                         $    0.02  $    0.01
================================================================================

Weighted Average Number Of Shares Outstanding              4,989,367  4,989,367
================================================================================

                     NORTH AMERICAN RESORT & GOLF, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                         (Stated in U.S. Dollars)


--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                                 APRIL 30
                                                               2000      1999
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net loss for the period                                 $(107,005) $  (8,709)
   Add: Non-cash item:
     Amortization                                             11,783      6,912
                                                            --------   --------
                                                             (95,222)    (1,797)
                                                            --------   --------

   Change in non-cash working capital balances
   related to operations                                     204,669     61,199
                                                            --------   --------
                                                             109,447     59,402
                                                            --------   --------

Cash Flows From Investing Activities
   Purchase of parent company assets,
   net of cash acquired                                     (107,423)      -
   Acquisition of capital assets                                -       (37,730)
                                                            --------   --------
                                                            (107,423)   (37,730)
                                                            --------   --------

Cash Flows From Financing Activity
   Common stock issued                                          -           200

Effect Of Exchange Rate On Changes In Cash                    (3,377)    (2,931)

Increase (Decrease) In Cash During The Period                 (1,353)    18,941

Cash, Beginning Of Period                                      9,100       -

Cash, End Of Period                                        $   7,747  $  18,941
================================================================================

                     NORTH AMERICAN RESORT & GOLF, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                APRIL 30, 2000
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                       SERIES A
                                COMMON STOCK        PREFERRED STOCK
                             ------------------------------------------
                                 Number                   Number
                                   Of                       Of                                      Accumulated
                                 Shares       Amount      Shares       Amount      Other            Deficit          Total
                                ----------------------------------------------------------------------------------------------
Balance, July 31, 1998                100     $   100         -        $   -       $   -            $  (1,166)       $  (1,066)

Issuance of common shares             200         200         -            -           -                 -                 200

Translation adjustment               -           -            -            -         (2,931)             -              (2,931)

Loss for the period                  -           -            -            -           -               (8,709)          (8,709)
                                ----------------------------------------------------------------------------------------------

Balance, April 30, 1999               300     $   300         -        $   -       $ (2,931)        $  (9,875)       $ (12,506)
                                ==============================================================================================

Balance, July 31, 1999             20,300     $   400         -        $   -       $  1,534         $ (56,363)       $ (54,429)

Adjustment to number of shares
  issued and outstanding as a
  result of the reverse take-over
  transaction:
    Most Referred Real Estate
      Agents Inc.                    (100)        -           -            -           -                 -                -
    Home Finders Realty Ltd.      (20,200)        -           -            -           -                 -                -
    North American Resort
      & Golf, Inc.              4,989,367         -           -            -           -                 -                -

Ascribed value of shares
  issued in connection with
  the acquisition of Most
  Referred Real Estate
  Agents Inc. and Home
  Finders Realty Ltd.                -            -      4,500,000      113,520        -                 -             113,520

Translation adjustment               -            -           -            -         (3,377)             -              (3,377)

Loss for the period                  -            -           -            -           -             (107,005)        (107,005)
                                ----------------------------------------------------------------------------------------------

Balance, April 30, 2000         4,989,367     $   400    4,500,000     $113,520    $ (1,843)        $(163,368)       $ (51,291)
                                ==============================================================================================

                     NORTH AMERICAN RESORT & GOLF, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

The Company's primary business activities of the Company's subsidiaries is the marketing, via the Internet, of real estate referral services, and to provide related management services.


2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company has been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)   Consolidation

     These consolidated financial statements include the accounts of the Company and its Canadian subsidiaries, Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd.

b)   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)   Foreign Currency Translation

     The operations of the Company's subsidiaries, Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd., are located in Vancouver, Canada, and its functional currency is the Canadian dollar. The consolidated financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's consolidated financial statements are included as a separate component of shareholders' equity.

                     NORTH AMERICAN RESORT & GOLF, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)   Net Loss Per Share

     Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue, and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.

e)   Income Taxes

     The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

f)   Capital Assets and Amortization

     Capital assets are recorded at cost and are amortized at the rate of 20% per annum using the declining balance method.

g)   Fair Value of Financial Instruments

     The carrying value of cash, account payable and advances payable approximate fair value because of the short maturity of those instruments.


3.   ACQUISITION OF SUBSIDIARIES

Effective April 28, 2000, North American Resort & Golf, Inc. acquired 100% of the issued and outstanding shares of Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. by issuing 4,500,000 Series A preferred shares. Since the transaction resulted in the former shareholders of Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. owning the majority of the issued shares of North American Resort & Golf, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. of the net assets and liabilities of North American Resort & Golf, Inc. Under this purchase method of accounting, the results of operations of North American Resort & Golf, Inc. are included in these consolidated financial statements from April 28, 2000.

                     NORTH AMERICAN RESORT & GOLF, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)



3.   ACQUISITION OF SUBSIDIARIES (Continued)

Control of the net assets of North American Resort & Golf, Inc. was acquired for total consideration of $113,520 representing the fair value of the assets of North American Resort & Golf, Inc. Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. are deemed to be the purchasers for accounting purposes. Accordingly, their net assets are included in the accounts at their previously recorded values.

The acquisition is summarized as follows:

     Current assets (including cash of $6,097)                  $   149,121
     Current liabilities                                             35,601
                                                                -----------

                                                                $   113,520
                                                                ===========

     Consideration given at fair market value:
       Issuance of Series A preferred shares                    $   113,520
                                                                ===========

4.   CAPITAL STOCK

a) The Company granted stock options for the purchase of up to 400,000 shares at $0.25 per share to December 6, 2001, and up to 300,000 shares at $1.00 per share to March 1, 2001.

b) The Company has outstanding share purchase warrants for the purchase of common shares as follows:

      Number       Exercise Price                      Expiry Date
     Of Shares     Year 1   Year 2        Year 1                     Year 2
     ---------------------------------------------------------------------------

      200,000     $  0.50  $  0.75   December 22, 2000         December 22,2000
       50,000     $  0.75  $  0.75                             February 10, 2001
       61,500     $  0.75  $  0.75                             March 10, 2001
      125,667     $  1.00  $  1.00                             March 17, 2001

                     NORTH AMERICAN RESORT & GOLF, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)



5.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

Item 2.   Management's Discussion and Analysis or Plan of Operations

NRGF (North American Resort & Golf, Inc.) has finalized the acquisition of all of the shares of MOST REFERRED REAL ESTATE AGENTS INC. and HOME FINDERS REALTY LTD. ("Most Referred").

The financial statements reflect the expenses incurred by the company in the following areas: redesigning the web sites to work on a cold fusion platform; setting up company owned web site servers with extensive backup technology to have five way redundancy on ISP backbone; reorganization of the company in preparation for the public process, and the costs associated with completing the public process.

The company is now in the process of changing its name to MarketU Inc. The new company, MarketU Inc., reflects the family of Real Estate Websites AMRR.com, CMRR.com, and 85 other real estate domain web sites developed by Home Finders Realty Ltd.

MarketU specializes in generating business for business. The company is projecting release of its latest version of lead generating, lead qualifying, and lead maintenance programs for the real estate industry within the next four to six weeks.

The merger now enables the further capitalization of development projects that are meant to bring doing business on the Internet to higher levels of long term client retention. MarketU is commited to bringing superior quality, more effective real estate solutions to the public through the top real estate professional in the industry.

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

NORTH AMERICAN RESORT & GOLF INC.



Date: June 21, 2000
      ---------------------------------------



By:    /s/ William Coughlin
      ---------------------------------------
     WILLIAM COUGHLIN, Director and President