Form 10KSB
period 2000-07-31
MARKETU INC
filed 2000-11-22
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2000

                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-29067
                                  MarketU Inc.
                      ------------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                      98-0173359
         ----------------------                        --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
              33163-2nd Avenue
   Mission, British Columbia, Canada                            V2V 6T8
------------------------------------------              ---------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (604)-820-7282 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      X
                                     YES       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the seven months ended July 31, 2000 were $379,344.

The aggregate market value of the voting stock held by non-affiliates of the Company, (2,360,367 shares) based upon the average bid and asked prices of the Company's common stock November 10, 2000 was approximately $663,263 (average bid to ask on November 10, 2000 was $0.281).

Documents incorporated by reference:      None

As of November 10, 2000 the Company had 12,759,154 issued and outstanding shares of common stock (comprised of 8,188,154 shares of common stock from the list of registered shareholders maintained by the transfer agent, plus 71,000 shares of common stock authorized by the Company but not issued by the transfer agent, plus 4,500,000 shares of Series A Preferred stock (exchangeable into 4,500,000 shares of common stock)).

ITEM 1.  DESCRIPTION OF BUSINESS

     North American Resort & Golf, Inc. (the "Company") was incorporated in Nevada in June 1997. The Company was formed to market golf courses and their surrounding developments. However, the Company was unable to raise capital and as a result abandoned its original business plan.

      On April 28, 2000 the Company acquired all of the issued and outstanding shares of Home Finders Realty Ltd and Most Referred Real Estate Agents, Inc. (collectively doing business as Home Finders Realty) in exchange for (i) 4,500,000 shares of the Company's Series A Preferred stock and (ii) 4,500,000 preferred shares in a wholly owned subsidiary of the Company which was formed for the sole purpose of facilitating the acquisition of Home Finders Realty. William and Carole Coughlin owned 100% of the issued and outstanding shares of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc., prior to April 28, 2000.

      The preferred shares of the Company and the Company's subsidiary may be exchanged for 4,500,000 shares of the Company's common stock, at the holder's option. Each share of the Company's Series A Preferred stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. The Series A Preferred shares are not entitled to any dividends or any distributions upon the liquidation of the Company.

      The business of the Company is now that which is being conducted by Home Finders Realty and any reference to the Company is, unless otherwise indicated, also a reference to Home Finders Realty.

      On June 27, 2000 the Company's shareholders approved a resolution to change the name of the Company to MarketU Inc.

      The  Company  provides  a  service  which  allows a  homebuyer  or  seller
("Customer") wanting to purchase or sell a property or residence in another city, to locate a realtor to assist in the real estate transaction. The Company's services are primarily designed for a residential Customer who is relocating to another area and needs realtor assistance with buying a residence in the new area and/or selling their current home. In most cases, the potential Customer is not familiar with realtors in the city where the Customer plans to relocate. The Company's referral services are available through the Company's AMRR.COM or CMRR.COM websites, or by phoning a 1-800-414-5655 hotline.

      The Company generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a Customer buys or sells a house through a member realtor. Memberships are available to licensed realtors who have been nominated by their peers, based on a reputation in their community for providing a high level of customer service.

      The Company has divided the United States and Canada into 2,600 service areas. Each area normally has a population base of at least 100,000 people. The Company's goal is to have three members in each area with a population base exceeding 100,000.

      In order to be eligible for membership, a licensed realtor must be nominated by at least three other realtors who are active in the region.

      The Company begins its search for members in each area by telephoning realtors who service the area and asking these realtors to nominate other realtors who have a reputation for integrity and a high level of customer service. When contacted by the Company, a realtor is asked to provide the names of at least 3 other realtors with such a reputation. Once a realtor has been nominated by at least three other realtors, the particular realtor is contacted by a Company representative concerning membership. If a realtor accepts the membership, either full or associate, they are placed in the Company's website directory and given the award and designation of "Most Referred Realtor".

      The Company offers full and associate memberships. The average membership currently costs $349.00 per year. With a full membership the realtor's name, company logo, picture, biographical information, and awards are displayed on the Company's website. A full member agrees to pay the Company referral fees equal to 25% of any gross commissions earned by the member from the sale of a residence by or to a person referred by the Company.

      An associate member does not pay an annual fee but agrees to pay the Company a referral fee equal to 30% of any gross commission earned by the associate member from the sale of a residence by or to a person referred by the Company. Although the name of an associate member is listed on the Company's website, the Company does not display photographs, biographical information, or awards of associate members.

      Full members agree to pay the Company 5% of all gross commissions earned by the member from Customers which are referred by another realtor in the Company's program.

      Associate members agree to pay the Company 10% of all gross commissions earned by the member from Customers or sellers which are referred by another realtor in the Company's program.

      Full members sign an agreement with the Company which provides that the member will uphold the professionalism and integrity that goes along with being a Most Referred Realtor.

      Since initiating its program in 1997, the Company has noticed that the number of full members has fluctuated from year to year. The Company's ability to obtain and increase members is dependent upon the effectiveness of its marketing programs. To date, no single member has represented a material portion of the Company's revenues.

      Replacement of members is accomplished through review of survey results or re-surveying of service areas where required.

      A Customer wanting to use the Company's services logs onto the Company's website and enters the name of the city where they expect to purchase or sell a property. If a Customer is interested in contacting a member realtor, the Customer completes an online form, which is emailed to the Company. The Company contacts the Customer and qualifies them with respect to seriousness, timeliness, and ability. Once this process has been completed and documented in the Company's lead management software, it contacts the realtor member in the Customer's requested area and confirms the realtor's acceptance of the referral via facsimile contract. The member then signs a second agreement with the Company which provides that the realtor receiving the referral agrees to pay the specified fee in regards to the subject Customer.

      After the referral, the Company maintains contact with the realtor periodically to determine if the Customer has purchased or sold a residence. This periodic contact is made until the Company confirms the purchase or sale of a residence through the member realtor or to confirm that a transaction will not take place. In the case of a referral from a member realtor to another member realtor, the Company maintains contact with both realtors on a periodic basis.

      Between August 1, 1999 and July 31, 2000 the Company earned approximately $235,000 in referral fees from approximately 280 residential real estate closings.

      The Company currently markets its services exclusively on the internet. The Company maintains in excess of 20,000 search engine listings which currently result in approximately 150,000 visits per month to the Company's website.

      Competition. The Company competes with a number of internet-based realtor locator services, including Realtor.com(R) and Realestate.com. The Company also competes with national real estate brokerage networks such as Cendant, Better Homes and Gardens, Century 21, Re/Max, and Coldwell Banker, all of which have referral capabilities for Customers wanting to purchase a residence in a different area. Although most of the Company's competitors have greater name recognition, financial resources, and marketing resources than the Company, the Company believes that its program offers the following advantages over other realtor locator services:

      1. The Company's realtors are nominated by their peers for having professionalism and integrity regardless of real estate company affiliation.

      2.  The  Company  services  2,600  geographical   areas,  with  a  minimum
population of 100,000 people, across North America by maintaining real estate agent relationships in those areas.

      Government Regulation. The Company's subsidiary, Most Referred Real Estate Agents Inc., is federally registered in Canada and is a licensed real estate broker in British Columbia, Canada, which legally allows Most Referred to receive real estate commissions from anywhere in Canada. Although Most Referred Real Estate Agents Inc. or the Company is not licensed in the United States, the Company is of the opinion, based upon its discussions with numerous realty boards in Canada and the United States, that the payment of referral fees by U.S. real estate agents or realtors is permitted by all applicable laws and regulations. Although in some states the Company is required to comply with certain regulations relating to the payment of referral fees, the Company does not believe that present or future compliance with these regulations will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to comply with any future regulations which may be adopted by state or provincial authorities or that compliance with any future regulations will make it uneconomical for the Company to operate in a particular state or province. It is also apparent to the Company that such regulations would have a similar impact on the Company's competition and other real estate brokerage companies which may refer customers from state to state or from the United States of America to Canada and vice versa.

Employees

      As of November 10, 2000 the Company employed 20 people on a full-time basis. Several of these employees are licensed realtors or have real estate experience.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's executive offices are located at 33161 - 2nd Avenue, Mission, B.C., Canada and the Company leases this space at a cost of $510 per month. The lease on this space expires in November 2000. The Company's operating facility is located at 33163 - 2nd Avenue, Mission, B.C., Canada and consists of 1,850 square feet which are leased at a rate of $1,365 per month pursuant to a lease which expires November 30, 2000. The Company's new facility as of December 1, 2000 will be located at Suite 1A , 20145 Stewart Crescent, Maple Ridge, B.C., Canada. The Company is leasing this 5,800 square feet of operations and executive offices for a period of three years at a rate of $2,300 per month. This space is considered to be suitable for the Company's current needs.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      As of November 10, 2000, there were approximately 51 record owners of the Company's common stock. The Company's common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "MKTU". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.

      Quarter Ending                     High           Low

      07/31/98                          $1.31          $1.06

      10/31/98                          $1.19          $0.75
      01/31/99                          $0.90          $0.84
      04/30/99                          $1.12          $1.12
      07/31/99                          $0.34          $0.34

      10/30/99                          $0.15          $0.15
      01/31/00                          $1.25          $0.59
      04/30/00                          $1.13          $1.00
      07/31/00                          $0.38          $0.38

      The average bid to ask price of the Company's stock on November 10, 2000 was $0.281.

      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and the Company does not have any current plans to pay any common stock dividends.

      The provisions in the Company's Articles of Incorporation relating to the Company's unissued preferred stock would allow the Company's directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      On April 28, 2000, the Company acquired all of the issued and outstanding shares of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively referred to as "Home Finders Realty"). The Company completed this transaction by issuing 4,500,000 voting Series A Preferred shares, and by a wholly owned subsidiary issuing 4,500,000 preferred shares, to the shareholders of Home Finders Realty. Upon completion of this transaction the former shareholders of Home Finders Realty held approximately 47.4% of the voting shares of the Company. The Home Finders Realty shareholders also had options to acquire from existing Company shareholders approximately 11% of the existing common shares. Collectively, the former shareholders of Home Finders Realty controlled approximately 58.4% of the voting shares of the Company.

      The steps utilized to complete this transaction were as follows:

(i) The Company incorporated 604587 British Columbia Ltd. ("604587") to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations. The Company owns 100% of the voting common shares of 604587.

(ii)  604587  issued  4,500,000   non-voting  preferred  shares  to  the  former
      shareholders of Home Finders Realty in exchange for all of the issued and outstanding common shares of Home Finders Realty.

(iii) The Company issued 4,500,000 voting Series A preferred shares to the former shareholders of Home Finders Realty.
(iv) The preferred shareholders of 604587 can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company. This is summarized in aggregate as follows:
(v)
       Series A Preferred      Preferred Shares   Shares of the Company's Common
      Shares of the Company      of 604587         Stock Issuable Upon Exchange
      ---------------------    ----------------   ------------------------------

           4,500,000             4,500,000                  4,500,000
           =========             =========                  =========

      This business combination has been accounted for as a recapitalization of Home Finders Realty for consideration equal to the net monetary assets of the Company.

      Prior to the acquisition of Home Finders Realty, the Company had conducted only limited operations, had assets of approximately $149,000 and approximately $66,000 in liabilities. The business of the Company is now that which was being conducted by Home Finders Realty. For financial reporting purposes the acquisition of Home Finders Realty was treated as a recapitalization. See Note 2(a) to the July 31, 2000 financial statements. As such, Home Finders Realty's historical financial statements are now reported as the Company's comparative financial statements. The results of operations prior to April 28, 2000 are limited to the operating results of Home Finders Realty. The results of operations subsequent to April 27, 2000 are the consolidated operating results of the Company and Home Finders Realty.

      The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report.

                                                          July 31, 2000

      Current Assets                                        $49,710
      Total Assets                                          182,608
      Current liabilities                                   232,632
      Total liabilities                                     310,907
      Working Capital (Deficit)                            (182,922)
      Stockholders' (Deficit)                              (124,299)

                                       Year Ended          Seven Months Ended
                                    December 31, 1999        July 31, 2000
                                    -----------------    ---------------------

      Revenues                          $572,855              $379,344
      Cost of sales                      227,846               133,733
      General and administrative
        expenses                         320,694               305,856
                                         -------               -------
      Net Income (Loss)                   24,315               (60,245)

Seven Months Ending July 31, 2000

Revenues for the seven-month period ending July 31, 2000, were $379,344 which approximates $650,000 on an annualized basis. This is an increase of approximately 13.5% over year ended December 31, 1999, due primarily to increased referral revenues which is ahead of management expectations.

Gross margin of $245,611 (annualized - $421,000) continues to increase as costs of providing the services are reduced. Direct operating costs are expected to be reduced further in future years.

General and administrative expenses have increased to $524,000 on an annualized basis. This represents an increase of 63.5% over the year ended December 31, 1999. Primary reasons for the increase in general and administrative costs are related to an increase in information technology expenditures, professional fees related to the recapitalization and other transactions and an increase in remuneration to senior management and directors.

Working capital deficiency at July 31, 2000 was $182,922 versus $194,382 at December 31, 1999. Subsequent to the year end the Company received $470,000 in private placement funds which eliminated the working capital deficiency (see Changes in Management and Share Ownership in Item 9).

Year Ending December 31, 1999

Revenues for the year ended December 31, 1999 were $572,855, a 38.5% increase over the year ended December 31, 1998. The increase is primarily due to a 418% increase in referral fees from $30,785 in 1998 to $128,919 in 1999. During 1998, the company focused on establishing it's initial membership base. Referrals to the baseline membership in 1999 increased significantly resulting in the increase in referral revenues in 1999. 1999 membership fees also increased 9% as the company continued to expand it's membership program.

Direct costs decreased in 1999 by approximately 23% as the costs associated with the development of the initial membership list declined and referral revenue increased. Costs needed to generate memberships are much higher than those associated with referral fees.

1999 realized net income of $24,315 which was the first profit earned by the Company since inception.

Liquidity and Sources of Capital

      During the seven months ended July 31, 2000 the Company's operations provided $78,002 in cash and the Company spent approximately $41,829 on the purchase of property and equipment. The Company also repaid net $30,542 in obligations under promissory notes. As indicated above, subsequent to July 31, 2000, the Company issued 3,204,787 common shares for cash consideration of approximately $470,000.

      Notwithstanding this issuance, additional capital will be needed to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed.

      During the twelve months ending July 31, 2001, the Company's anticipated net cash flow needs are as follows:

      General and administrative expenses        $192,000
      Marketing expenses                        2,000,000
      Software development                         50,000
      Debt and liability reduction                258,000
                                             ------------
                                               $2,500,000

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      Effective October 19, 2000 the Company retained KPMG LLP ("KPMG") to act as its auditors. In this regard KPMG replaced Morgan & Company which audited the Company's financial statements for the fiscal years ended July 31, 1999 and 1998. The reports of Morgan & Company for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Morgan & Company would have caused Morgan & Company to make reference to such disagreements in its reports.

      The Company has authorized Morgan & Company to discuss any matter relating to the Company's operations with KPMG.

      The change in auditors was recommended and approved by the Company's board of directors. The Company does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ending July 31, 2000 the Company did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or what is defined as a reportable event by the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The Company's officers and directors are as follows:

      Name                    Age     Position
      Kenneth Galpin           41     President and a Director
      William Coughlin         47     Product Development Officer and a Director
      Scott Munro              32     Treasurer and Principal Financial Officer
      George Shahnazarian      43     Secretary

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

      The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors.

     Kenneth Galpin has been the Company's President and a director since September 2000. Prior to his association with the Company Mr. Galpin was president of Beacom Online Systems Inc. from February 1998 to present. Mr. Galpin was also vice president of MacDonald Capital from March 1995 to December 1996.

     William Coughlin was the Company's President between April 28, 2000 and September 2000. Mr. Coughlin has been an director of the Company since April 28, 2000. Mr. Coughlin has been the Company's Product Development Officer since September 2000. Mr. Coughlin has been the President of Home Finders Realty since October 1998. Between 1982 and 1998 Mr. Coughlin was a realtor with Re/Max Little Oak Realty Ltd. in Abbotsford, British Columbia.

      Scott Munro has been an officer of the Company since April 28, 2000. Prior to joining the Company Mr. Munro was controller for Home Finders Realty Ltd. Mr. Munro was general manager of a coating company from January of 1998 to January 1999. He also managed a fitness chain from October 1995 to March 1997. Prior to this Mr. Munro was controller for a national helicopter company from April 1992 to September 1995.

     George Shahnazarian has been the Company's Secretary since September 2000. Prior to his association with the Company, Mr. Shahnazarian was C.F.O. and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to present.

Changes in Management and Share Ownership

      Christine Cerisse was appointed as the President and a director of the Company in December 1999. On April 28, 2000, and following the acquisition of Home Finders Realty:

o Ms. Cerisse resigned as the Company's president but remained a director of the Company.
o     William Coughlin was appointed the Company's President and as a Director.
o     Scott Munro was appointed the Company's Principal Financial Officer.
o     Robert Dent and James Sanford were appointed Directors of the Company.

      In September 2000:

o William Coughlin resigned as President and was appointed the Company's Product Development Officer.
o    Kenneth Galpin was appointed the Company's President and as a director.
o    George  Shahnazarin  was  appointed  the  Secretary of the Company.
o Christine Cerisse, Robert Dent and James Sanford resigned as directors of the Company.

      On September 21, 2000, Khachik Toomian acquired 2,000,000 shares of the Company's common stock from Christine Cerisse for $150,000 in cash.

     On September 21, 2000, 612559 B.C. Ltd. (see Item 11 - Security Ownership Of Certain Beneficial Owners And Management) acquired 250,000 shares of the Company's common stock from Christine Cerisse for $50,000. 612559 B.C. Ltd. agreed to purchase 500,000 additional shares of the Company's common stock owned by Ms. Cerisse for $150,000 on or before April 21, 2001. As part of its agreement with Ms. Cerisse, 612559 B.C. Ltd. has the right to vote these 500,000 shares and is deemed to be the beneficial owners of these shares.

     Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of the Company's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares (as well as 3,500,000 preferred shares of a wholly owned subsidiary of the Company) at a price that ranges from $0.65 to $0.85 per share. The option expires on April 30, 2002. Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors and officers of 612559 B.C. Ltd.

      On October 19, 2000, Mr. Toomian and 612559 B.C. Ltd. purchased 2,000,000 and 1,133,787 units respectively of the Company for $0.15 per unit, for net proceeds to the Company of approximately $470,000. Each unit consists of one share of the Company's common stock and one-half warrant. Every two-1/2 warrants will entitle the holder to purchase one additional share of the Company's common stock at a price of $0.25 per unit if exercised during the first twelve months following the sale of the units and $0.30 per unit during the succeeding twelve months.

     Ken Galpin and George Shahnazarian are both directors and officers of 612559 B.C. Ltd. Mr. Galpin and Mr. Shahnazarian are also a director and officers of the Company, and Mr. Toomian is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Mr. Shahnazarian and Mr. Galpin, on behalf of 612559 have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of MarketU and any matters proposed at the shareholders meetings, to accomplish the same business ends.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 1999 and July 31, 2000. Amounts in the table include compensation received from Home Finders Realty, which was acquired by the Company in April 2000.

                                                   Other     Re-
                                                   Annual  stricted
                                                  Compen-   Stock     Options
      Name and            Fiscal  Salary   Bonus  sation    Awards    Granted
Principal Position         Year    (1)      (2)     (3)      (4)        (5)
------------------        ------  ------   -----  ------   -------    -------


William Coughlin,         2000   $36,700    $0         $0      0          0
Chief Executive Officer   1999   $28,700    $0    $13,300      0          0
prior to September 21,
  2000

(1)   The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent dividends paid by Home Finders Realty to Mr. Coughlin.

(4) During the year ending July 31, 2000, the value of the shares of the Company's common stock issued as compensation for services.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The following shows the amounts which the Company expects to pay its officers during the year ending July 31, 2001 and the time which the Company's executive officers plan to devote to the Company's business. The Company has an employment agreement with Scott Munro which is up for renewal on June 1, 2001, and an employment agreement with William Coughlin which is up for renewal on September 17, 2001. The Company does not have employment agreements with any other of its officers. The Company's officer Ken Galpin is compensated through management fees paid to 612559 B.C. Ltd.

                                  Proposed              Time to be Devoted
Name                             Compensation         To Company's Business

Kenneth Galpin                   $4,000  per month          100%
William Coughlin                 $6,667  per month          100%
Scott Munro                      $2,667  per month          100%
George Shahnazarian              $0  per month              25%

Options Granted During Fiscal Year Ending July 31, 2000

      The following tables set forth information concerning the options granted, during the twelve months ended July 31, 2000, to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of July 31, 2000. Robert Dent, James Sanford and Christine Cerisse are former officers and/or directors of the Company. See Item 9 of this report for information concerning the changes in the Company's management.

                                          % of Total
                                            Options
                                            Granted
                                          to Employees     Exercise
                  Date       Options       Officers       Price Per  Expiration
 Name            of Grant   Granted (#)   & Directors       Share       Date
-----------      --------   -----------   -----------     ---------  -----------

Scott Munro      6/02/00      50,000           4.3%         $0.43      8/01/03
Robert Dent      3/01/00     100,000(1)        8.5%         $1.00      3/01/01
James Sanford    3/01/00     100,000(1)        8.5%         $1.00      3/01/01
James Sanford    6/02/00      50,000(2)        4.3%         $0.43      8/01/03
Christine
 Cerisse        12/06/99     400,000(1)        34.1%        $0.25     12/06/01
Christine
 Cerisse         3/01/00     100,000            8.5%        $1.00      3/01/01

(1)   These options were cancelled effective September 21, 2000.
(2)   40,000 of these options were cancelled effective September 21, 2000.

Option Exercises and Option Values

                                               Number of
                                                Securities        Value of
                                               Underlying        Unexercised
                                              Unexercised       In-the-Money
                                                Options at        Options at
                                               July 31, 2000      July 31, 2000
Shares Acquired                   Value        Exercisable/       Exercisable/
Name on Exercise (1)            Realized (2) Unexercisable (3) Unexercisable (4)
-----------------------------   ------------ ----------------- -----------------

Scott Munro           --            --        50,000/--            --/--
Robert Dent           --            --       100,000/--(5)         --/--
James Sanford         --            --       100,000/--(5)         --/--

James Sanford         --            --        50,000/--(6)         --/--
Christine Cerisse     --            --       400,000/--(5)    $48,000/--
Christine Cerisse     --            --       100,000/--            --/--

(1)  The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of July 31, 2000, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of July 31, 2000, the excess of $0.37, which was the market value of the stock underlying those options as of July 31, 2000, and the exercise price of the option
(5)   These options were cancelled effective September 21, 2000.
(6)   40,000 of these options were cancelled effective September 21, 2000.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      The Company does not have an active defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. Except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company during the year ended July 31, 2000.

Stock Option and Bonus Plans

      The Company's Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Stock Bonus Plan are collectively referred to in this report as the "Plans".

Incentive Stock Option Plan.
---------------------------

      The Incentive Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

      In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

      1.   Options granted pursuant to the Plan must be exercised no later than:

            (a)   The  expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.
            (b)   The  expiration  of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

      2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of the Company may not be exercisable after five years from the date of grant.

      5. The purchase price per share of common stock purchasable under an option is determined by the Company's Board of Directors but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

Non-Qualified Stock Option Plan.
-------------------------------

      The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Company's Board of Directors.

Stock Bonus Plan.
----------------

      The Company's Stock Bonus Plan authorizes the issuance of shares of common stock to the Company's employees, directors, officers, consultants and advisors provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans.
-------------------------------------

      The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon the death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Summary. The following sets forth certain information as of November 10, 2000 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

                              Total       Shares                   Remaining
                              Shares    Reserved for    Shares      Options/
                             Reserved   Outstanding    Issued As     Shares
Type of Option              Under Plans   Options     Stock Bonus     Under
--------------              ----------- -----------   -----------   --------
Plans
-----

Incentive Stock Option Plan     500,000      50,000         N/A      450,000
Non-Qualified Stock Option
 Plan                         1,500,000    347,000          N/A      763,000
Stock Bonus Plan                500,000         N/A      71,000      429,000
Options outside of plans            N/A     230,000         N/A          N/A

      In August 2000, Scott Munro and James Sanford were issued 15,000 and 56,000 shares, respectively, of common stock from the Company's Stock Bonus Plan for services rendered.

      The following tables lists all options and warrants granted by the Company as of November 10, 2000, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

                         Shares Issuable Upon       Option       Expiration Date
Name                      Exercise of Options    Exercise Price     of Option
----                     --------------------    --------------  ---------------

Scott Munro                    50,000               $0.43          08/01/03

Christine Cerisse  *          100,000               $1.00          03/01/01

James Sanford  *               10,000               $0.43          08/01/03

Company employees, former
   employees and consultants  337,000               $0.43          08/01/03

Other option holders          130,000               $0.43          08/01/03

Warrantholders              2,134,060         $0.25 to $1.50 2/10/01 to 10/18/02
                            ---------
                            2,761,060


* Former officer and/or director. See Item 9 of this report for information concerning changes in the Company's management.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth, as of November 10, 2000 information with respect to the only persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his or her shares of common stock.

                                                               Percentage
  Name and Address                    Shaers Owned            Ownership (3)
  ----------------                    -------------           -------------

  Kenneth Galpin                                 (1)
  33163-2nd Avenue
  Mission, British Columbia
  Canada

  William Coughlin                   500,000 (1) (2)             3.9%
  33163-2nd Avenue
  Mission, British Columbia
  Canada

  Carole Coughlin                    500,000 (1) (2)             3.9%
  11202 Stave Lake Road
  Mission, British Columbia
  Canada

  Scott Munro                                 15,000             0.1%
  33163-2nd Avenue
  Mission, British Columbia
  Canada

  George Shahnazarian                            (1)
  33163-2nd Avenue
  Mission, British Columbia
  Canada

  Christine Cerisse                            0 (1)               --
  #1111-1367 Alberni St.
  Vancouver, British Columbia
  Canada

  Khachik Toomian                          4,000,000            31.4%
  902 Glendale Avenue
  Glendale, CA  91205

  612559 B.C. Ltd.                     5,383,787 (1)            42.2%
  11476 Kingston Street
  Maple Ridge, British Columbia
  Canada  V2X 0Y5

  All officers and directors
   as group (4 persons)                    6,398,787            50.2%

(1) On September 21, 2000, 612559 B.C. Ltd. acquired 250,000 shares of the Company's common stock from Christine Cerisse for $50,000. 612559 B.C. Ltd. agreed to purchase 500,000 additional shares of the Company's common stock owned by Ms. Cerisse for $150,000 on or before April 21, 2001. As part of its agreement with Ms. Cerisse, 612559 B.C. Ltd. has the right to vote these 500,000 shares.

     Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of the Company's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares (as well as 3,500,000 preferred shares of a wholly owned subsidiary of the Company) at a price that ranges from $0.65 to $0.85 per share. The option expires on April 30, 2002. Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors and officers of 612559 B.C. Ltd.

     The share ownership in the table for 612559 B.C. Ltd. assumes the 3,500,000 preferred shares of the Company and the Company's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 3,500,000 shares of the Company's common stock.

(2)Represents shares of Company's common stock issuable upon exchange of 500,000 Series A Preferred shares held by this shareholder. William Coughlin may be considered the beneficial owner of the shares owned by Carole Coughlin.

(3) Assumes that the 4,500,000 shares of Series A Preferred stock have been exchanged into 4,500,000 shares of common stock but before giving effect to the issuance of 2,761,060 shares of common stock underlying the exercise of outstanding warrants and options.

      The number of the Company's outstanding shares and the shares held by the Company's officers, directors and those persons owning more than 5% of the Company's common stock do not reflect shares issuable upon the exercise of options granted, and warrants issued, by the Company to the following persons:

                     Shares Issuable Upon     Option/Warrant    Expiration Date
Name              Exercise of Option/Warrant  Exercise Price   of Option/Warrant

Kenneth Galpin                   --                --                     --
Scott Munro                  50,000                $0.43            08/01/03
George Shahnazarian              --                --                     --

                     Shares Issuable Upon     Option/Warrant    Expiration Date
Name              Exercise of Option/Warrant  Exercise Price   of Option/Warrant

Khachik Toomian           1,000,000            $0.25/year 1         10/18/02
                                               $0.30/year 2
612559 B.C. Ltd.            566,893            $0.25/year 1         10/18/02
                                               $0.30/year 2

    The percentage ownership for each shareholder in the foregoing table has been computed without including any shares issuable upon the exercise of any options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 28, 2000 the Company acquired all of the issued and outstanding shares of Home Finders Realty Ltd and Most Referred Real Estate Agents, Inc. (collectively doing business as Home Finders Realty) in exchange for (i) 4,500,000 shares of the Company's Series A Preferred stock and (ii) 4,500,000 preferred shares in a wholly owned subsidiary of the Company which was formed for the sole purpose of facilitating the acquisition of Home Finders Realty.

     The preferred shares of the Company and the Company's subsidiary may be exchanged for 4,500,000 shares of the Company's common stock, at the holder's option. Each share of the Company's Series A Preferred stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. The Series A Preferred shares are not entitled to any dividends or any distributions upon the liquidation of the Company.

      The following table shows the shares of the Company's common stock which Mr. Coughlin and Ms. Coughlin are entitled to receive upon conversion of the preferred shares.

                                                          Shares of Company's
                        Series A      Preferred Shares   Common Stock Issuable
                    Preferred Shares   of Subsidiary        Upon Exchange

William Coughlin        2,250,000      2,250,000               2,250,000
Carole Coughlin         2,250,000      2,250,000               2,250,000

      On September 21, 2000, Khachik Toomian acquired 2,000,000 shares of the Company's common stock from Christine Cerisse, a former officer and director of the Company, for $153,000 in cash.

     On September 21, 2000, 612559 B.C. Ltd. acquired 250,000 shares of the Company's common stock from Christine Cerisse for $50,000. 612559 B.C. Ltd. agreed to purchase 500,000 additional shares of the Company's common stock owned by Ms. Cerisse for $150,000 on or before April 21, 2001. As part of its agreement with Ms. Cerisse, 612559 B.C. Ltd. has the right to vote these 500,000 shares.

     Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of the Company's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares (as well as 3,500,000 preferred shares of a wholly owned subsidiary of the Company) at a price that ranges from $0.65 to $0.85 per share. The option expires on April 30, 2002. Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors and officers of 612559 B.C. Ltd.

      On October 19, 2000, Mr. Toomian and 612559 B.C. Ltd. acquired 2,000,000 and 1,133,787 units respectively of the Company for $0.15 per unit. Each unit consists of one share of the Company's common stock and one-half warrant. Every two-1/2 warrants will entitle the holder to purchase one additional share of the Company's common stock at a price of $0.25 per unit if exercised during the first twelve months following the sale of the units and $0.30 per unit during the succeeding twelve months.

     Ken Galpin and George Shahnazarian are both directors and officers of 612559 B.C. Ltd. Mr. Galpin and Mr. Shahnazarian are also a director and officers of the Company, and Mr. Toomian is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Mr. Shahnazarian and Mr. Galpin, on behalf of 612559 have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of MarketU and any matters proposed at the shareholders meetings, to accomplish the same business ends.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Exhibit Name                                        Page Number
------     ------------                                        -----------



 3.1       Articles of Incorporation and Bylaws                      *

 3.2       Amendment to Articles of Incorporation                  _____

  4        Instruments Defining the Rights of Security
           Holders                                           See Exhibit No. 3.1

  9         Voting Trust Agreement                                  None

10          Material Contracts                                      None

11          Statement re: Computation of Per Share Earnings         None

21          Subsidiaries                                            ____

24          Power of Attorney                                       None

27          Financial Data Schedules                                _____

Exhibit
Number     Exhibit Name                                        Page Number
------     ------------                                        -----------

 99        Additional Exhibits                                     None


* Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB

      During the quarter ending July 31, 2000 the Company filed the following reports on Form 8-K.

o 8-K report filed on May 12, 2000 which disclosed the acquisition Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc.

o Amended 8-K report filed on August 10, 2000 which contained the audited financial statements of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc.

o 8-K report filed on October 27, 2000 which disclosed the change of the Company's auditors.

            Consolidated Financial Statements of

            MarketU Inc.

            (Formerly North American Resort and Golf, Inc.)

            (Expressed in U.S. Dollars)



            Year ended July 31, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

MarketU Inc.

We have audited the consolidated balance sheets of MarketU Inc. (formerly North American Resort and Golf, Inc.) as of July 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and comprehensive income (loss) and cash flows for the seven months ended July 31, 2000, and the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MarketU Inc. as at July 31, 2000 and December 31, 1999 and the results of its operations and its cash flows for the seven months ended July 31, 2000, and the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Chartered Accountants

Abbotsford, Canada
November 14, 2000

 MarketU Inc.
 (Formerly North American Resort and Golf, Inc.)
 Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

 July 31, 2000 and December 31, 1999

                                         July 31,          December 31,
                                          2000                 1999
                                         --------          -----------
  Assets
  Current assets:
 Cash                                $      3,034    $        9,631
Accounts receivable                         6,821             1,846
Prepaid expenses                           29,045            36,600
Security deposit                           10,810             3,671
                                           ------          --------
                                           49,710            51,748

  Due from shareholder (Note 3)            69,241                --

  Deferred recapitalization costs
     (Note 4)                                  --            55,429

  Fixed assets (Note 5)                    30,094            34,698

  Web site development (Note 6)            33,563            13,220
                                      -----------     -------------
                                       $  182,608      $    155,095
                                       ==========      ============

Liabilities and Stockholders' Deficiency

  Current liabilities:
Accounts payable and accrued
  liabilities                         $    95,143       $    61,734
Unearned revenue                          137,489           176,000
Due to shareholder                             --             8,396
                                    -------------         ---------
                                          232,632           246,130

  Promissory notes payable (Note 7)        24,887            55,429

  Payable to related party (Note 8)        49,388            51,171

  Stockholders' deficiency (Note 11):
Common stock                                  404               339
Additional paid in capital                 48,685                 -
Series A preferred stock                   83,468                 -
Deficit                                  (261,725)         (201,480)
Accumulative  other comprehensive
 income:
Cumulative exchange adjustment              4,869             3,506
                                       ----------        ----------
                                         (124,299)         (197,635)
  Subsequent events (Note 13)

                                       $  182,608      $    155,095




          See accompanying notes to consolidated financial statements.

MarketU Inc.
 (Formerly North American Resort and Golf, Inc.)
 Consolidated Statements of Operations
 (Expressed in U.S. Dollars)

 -----------------------------------------------------------------------------
                                       Seven months     Year         Year
                                          ended        ended         ended
                                         July 31    December 31   December 31
                                           2000         1999         1998
 -----------------------------------------------------------------------------
Revenue:
 Referral fees and membership dues      $375,320     $ 572,654     $413,647
 Miscellaneous revenue                     4,024           201            -
    --------------------------------------------------------------------------
                                         379,344       572,855      413,647

Direct costs:
 Commission                               49,833        93,768       62,796
 Courier                                   1,293         3,355        5,912
 Credit card                               5,597         8,499        8,213
 Office and miscellaneous                      -           151        7,693
 Telephone                                19,563        37,763       73,987
 Wages and benefits                       28,905        52,561      128,354
 Web site maintenance and
  development                             28,542        31,749        8,780
 -----------------------------------------------------------------------------
                                         133,733       227,846      295,735
 -----------------------------------------------------------------------------
 Gross margin                            245,611       345,009      117,912

 General and administrative expenses:
  Advertising and promotion                8,354        12,842       19,580
    Amortization                           5,784        20,880        2,434
    Automobile                             2,061         3,089        1,419
    Bank charges and interest              3,817         4,725        2,799
    Computer services                     12,152         9,142        5,984
    Insurance and licensing                1,649         2,730          706
    Investor relations and
    marketing                             21,723        28,943            -
    Membership and dues                      139         4,738        2,157
    Office rent                           13,515        16,499        4,873
    Office supplies                        5,171        12,027       16,712
    Professional fees                     38,073        17,835        1,005
    Maintenance and utilities              3,054         7,985        5,897
    Management fees                       38,863             -       31,773
    Stock transfer and filings               615             -            -
    Telephone                              1,730         4,156        1,192
    Travel                                 2,972         8,174        5,337
    Wages and benefits                   146,184       166,929      116,834
 -----------------------------------------------------------------------------
                                         305,856       320,694      218,702
 -----------------------------------------------------------------------------
 Net income (loss) for the period      $ (60,245)     $ 24,315   $ (100,790)
 -----------------------------------------------------------------------------

 Net income (loss) per common share:
      - basic                           $  (0.01)      $  0.01    $   (0.04)
      - diluted                         $  (0.01)      $  0.01    $   (0.04)

 Weighted average common shares
  outstanding, basic and diluted
  (Note 2(g))                          4,856,062     2,714,795    2,695,068
 -----------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

MarketU Inc.
(Formerly North American Resort and Golf, Inc.)
Consolidated Statements of Stockholders' Deficiency and Comprehensive Income
(Loss)
(Expressed in U.S. Dollars)

Seven months ended July 31, 2000 and years ended December 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------


                                                                     Accumulated
                                         Additional   Series A       other compre-
                           Common Stock   paid-in   Preferred Stock    hensive       Accumulated
                         Shares   Amount  capital  Shares    Amount  income (loss)     deficit      Total


-----------------------------------------------------------------------------------------------------------

Balance, December 31,      100      $70    $   -       -     $   -       $1,926       $(111,148)  $(109,152)
1997

Issuance of common
stock for cash             200      133        -       -         -            -               -         133

Comprehensive loss:
 Translation adjustment      -        -        -       -         -          (57)              -         (57)
 Loss for the period         -        -        -       -         -            -        (100,790)   (100,790)
 ------------------------------------------------------------------------------------------------------------
                                                                                                   (100,847)
 ------------------------------------------------------------------------------------------------------------
Balance, December 31,      300      203        -       -         -        1,869        (211,938)   (209,866)
1998

Issuance of common
stock for cash             200      136        -       -         -            -               -        136

Dividends paid by
Home Finders Realty
prior to
recapitalization             -        -        -       -         -            -         (13,857)   (13,857)

Comprehensive income:
 Translation adjustment      -        -        -       -         -        1,637               -      1,637
 Income for the period       -        -        -       -         -            -          24,315     24,315
    -------------------------------------------------------------------------------------------------------
                                                                                                    25,952
-----------------------------------------------------------------------------------------------------------
Balance, December 31,      500      339        -       -         -        3,506        (201,480)  (197,635)
1999

Shares deemed to be
issued on
recapitalization
transaction (Note
2(a))                4,988,867        -        -  4,500,000  83,468           -               -    83,468

Common stock issued
for cash, May 5, 2000
at $0.75 per share,
net of issuance costs
of $ nil                65,000       65   48,685          -       -           -               -    48,750

Comprehensive loss:
    Translation              -        -        -          -       -       1,363               -     1,363
    adjustment
    Loss for the             -        -        -          -       -           -         (60,245)  (60,245)
    period
    -------------------------------------------------------------------------------------------------------
                             -        -        -          -       -       1,363         (60,245)  (58,882)
    -------------------------------------------------------------------------------------------------------
Balance, July 31,
 2000                5,054,367    $ 404  $48,685  4,500,000  $83,468    $ 4,869       $(261,725) $(124,299)
-----------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

MarketU Inc.
(Formerly North American Resort and Golf, Inc.)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

 ------------------------------------------------------------------------------
                                             Seven        Year        Year
                                             months       ended       ended
                                             ended     December 31  December 31
                                             July 31       1999        1998
                                              2000
 ------------------------------------------------------------------------------
 Cash flows from operating activities:
    Income (loss) for the period            $(60,245)    $24,315    $(100,790)
    Items not involving cash:
    Amortization                               5,784      20,880        2,434
    Deferred recapitalization costs           36,987           -            -
    Amortization of web site
    development costs                         19,264      15,502        2,283
    Changes in operating asset
    and liabilities:
       Accounts receivable                    36,795      (1,846)           -
       Prepaid expenses                        7,555      10,288      (20,200)
       Accounts payable and                   70,761      23,830       10,451
       accrued liabilities
       Unearned revenue                      (38,899)    (51,525)     103,061
   -----------------------------------------------------------------------------
    Net cash provided by (used
    by) operating activities                  78,002      41,444       (2,761)

 Cash flows from investing activities:
    Deferred recapitalization costs                -     (55,429)           -
    Purchase of fixed assets                  (1,180)    (26,817)      (9,547)
    Web site development                     (39,607)    (26,440)      (4,565)
    Cash acquired on
    recapitalization                           6,097           -            -
    Security deposits                         (7,139)     (3,671)           -
 -------------------------------------------------------------------------------
 Net cash used in investing activities       (41,829)   (112,357)     (14,112)

 Cash flows from financing activities:
    Net proceeds from issuances
    of and subscriptions for common stock     48,750         136          133
    Advances from related party                    -       51,171           -
    Repayment of advances to related party    (1,783)           -           -
    Advances from shareholder                      -            -      27,367
    Advances to shareholder                  (59,195)     (38,856)          -
    Repayment of promissory notes            (46,346)           -           -
    Proceeds from promissory notes            15,804       55,249           -

    ----------------------------------------------------------------------------
    Net cash provided by (used
    in) financing activities                 (42,770)      67,700      27,500

 -------------------------------------------------------------------------------
 Increase (decrease) in cash                  (6,597)      (3,213)     10,627

 Cash, beginning of period                     9,631       12,844       2,217

 -------------------------------------------------------------------------------
 Cash, end of period                         $ 3,034     $  9,631    $ 12,844
 -------------------------------------------------------------------------------

 Supplementary disclosure:
    Non-cash transactions:
       Stock issued on
       recapitalization, net of
       cash acquired (Note 2(a))             $77,371       $    -      $    -
       Dividends credited to
       shareholder loan by
       subsidiary prior to the
       reverse take over                      $    -     $ 13,857      $    -
    Interest paid                            $ 2,425       $    -      $    -
    Taxes paid                                $    -       $    -      $    -
 -------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

MarketU Inc.
(Formerly North American Resort and Golf, Inc.)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Seven months ended July 31, 2000 and year ended December 31, 1999

--------------------------------------------------------------------------------

1. General operations:

   North American Resorts & Golf, Inc. ( "NARG") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, NARG acquired two Canadian subsidiaries in a series of transactions that have been accounted for as a recapitalization of the Canadian subsidiaries (Note 2(a)). For purposes of these consolidated financial statements the reporting entity is defined as the Company. On June 27, 2000 the Company changed its name to MarketU Inc. Prior to the recapitalization, NARG was a development stage company as it was devoting substantially all efforts to the identification and development of new business opportunities.

   Since the transactions on April 28, 2000, the Company's primary business activity is to provide a service which allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites AMRR.com and CMRR.com.


2.    Significant accounting policies:

   (a)      Basis of presentation:

      On April 28, 2000, NARG acquired all of the issued and outstanding shares of Home Finders Realty Inc. and Most Referred Real Estate Agents Inc. (collectively referred to as "Home Finders Realty"). Home Finders Realty was incorporated in British Columbia, Canada on April 1, 1981. Most
      Referred  Real  Estate  Agents  Inc.  was  incorporated  under the  Canada
      Business  Corporations  Act  on  August  5,  1997.  This  transaction  was completed by issuing 4,500,000 voting Series A Preferred shares to the shareholders of Home Finders Realty. Upon completion of this transaction the former shareholders of Home Finders Realty held approximately 47.4% of the voting shares of the Company. The Home Finders Realty shareholders also had options to acquire from existing Company shareholders approximately 11% of the existing common shares. Collectively the former shareholders of Home Finders Realty directly and indirectly controlled approximately 58.4% of the voting shares of the Company.

      The steps utilized to complete this transaction were as follows:

(i)  NARG   incorporated   604587  British  Columbia  Ltd.   ("604587"),   as  a
     wholly-owned subsidiary, to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations.

(ii) 604587 issued 4,500,000 non-voting preferred shares and NARG issued 4,500,000 voting Series A preferred shares, to the former shareholders of Home Finders Realty in exchange for all of the issued and outstanding common shares of Home Finders Realty.

         The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company. This is summarized as follows:

                                                     Shares of
                                                        the
                                                     Company's
                     Series A     Preferred shares  common stock
                 preferred shares    of 604587        issuable
                                                    upon exchange

                    4,500,000        4,500,000       4,500,000
                    =========        =========       =========

      This business combination has been accounted for as a recapitalization of NARG by Home Finders Realty.

      Application of recapitalization accounting results in the following:

      (i)The consolidated financial statements are issued under the name of the Company, but are considered a continuation of the combined financial statements of Home Finders Realty. Accordingly, the comparative financial information is based on Home Finders Realty's fiscal years ended December 31, 1999 and 1998.

(ii) The stockholder's deficit is presented as a continuation of Home Finders Realty.

      (iii) The acquisition was accounted for as a recapitalization of Home Finders Realty, effectively representing an issue of shares by Home Finders Realty for the net monetary assets of NARG.

         The net monetary assets acquired are as follows:

         ----------------------------------------------------------

         Cash                                              $ 6,097
         Other working capital, net                         77,371
         ----------------------------------------------------------
         Value assigned to Series A preferred shares
         issued                                            $83,468
         ----------------------------------------------------------

         Acquisition   related   costs  of  $36,987   were   incurred   on  this
         recapitalization and have been recorded in professional fees and other expenses.

         The historical financial statements reflect the financial position of Home Finders Realty from the date of its incorporation, consolidated with those of NARG from April 28, 2000. The assets and liabilities of Home Finders Realty are recorded at their historical costs without adjustment for the recapitalization transaction.

         The following is a continuity of the legal share capital of NARG up to the date of recapitalization:

         ----------------------------------------------------------
                                                         Number of
                                                            shares
         ----------------------------------------------------------
         Balance, December 31, 1997                      4,523,200

         Issued for cash on April 3, 1998                   20,200
         Issued for cash on exercise of options on           8,800
         April 3, 1998

         ----------------------------------------------------------
         Balance, December 31, 1998                      4,552,200

         Issued for cash on December 15, 1999              200,000

         ----------------------------------------------------------
         Balance, December 31, 1999                      4,752,200

         Issued for cash on March 17, 2000                 237,167

         ----------------------------------------------------------
         Balance at April 28, 2000                       4,989,367

         Less:  Home Finders Realty shares                   (500)
         outstanding at April 28, 2000

         ----------------------------------------------------------
         Shares deemed to be issued on                   4,988,867
         recapitalization
         ----------------------------------------------------------


   (b)      Consolidation:

      The consolidated financial statements include the accounts of the Company and all of its directly and indirectly owned subsidiaries as follows:

               Most Referred Real Estate Agents Inc.
               Home Finders Realty Ltd.
               604587 British Columbia Ltd.

      All  significant   intercompany   balances  and  transactions   have  been
      eliminated in the consolidated financial statements.

   (c)      Use of estimates:

      The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and reported revenues and expenses for the reporting period. Actual results may significantly differ from those estimates.

   (d)      Foreign currency translation:

      The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Mission, Canada and their functional currency is the Canadian dollar. The operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year.

      Adjustments from the translation of the subsidiaries financial information are included in comprehensive income (loss) and as a separate component of stockholders' deficiency.

   (e)      Fixed assets:

      Fixed assets are recorded at cost. Amortization has been provided on the declining balance basis using the following rates:

               Office equipment                         20%
               Automotive equipment                     30%
               Computer hardware                        30%
               Computer software                       100%

   (f)      Income taxes:

      The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

      Deferred income taxes are provided based on the estimated future tax effects of timing differences between financial statement carrying amounts of assets and liabilities and their respective tax basis as well as the benefit of losses available to be carried forward to future years for tax purposes.

   (f)      Income taxes (continued):

      Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such future tax assets will not be realized.

   (g)      Net loss per share:

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the seven month period ending July 31 and the year ended December 31, 1998, basic and diluted net loss per share are the same. Net loss per share for December 1999 and 1998 are calculated on the basis of Home Finders Realty's effective weighted average number of diluted shares of the Company calculated on an assumed post conversion basis.

   (h)      Web site development:

      Web site development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Amortization of these costs is provided for over two years on a straight-line basis and is recorded as part of web site maintenance and development.

   (i)      Stock-based compensation:

      The Company accounts for its employee stock-based compensation arrangement in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued.

      SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

   (i)      Stock-based compensation (continued):

      Pro forma loss and pro forma loss per share are disclosed in Note 11(b).

   (j)      Revenue recognition:

      The Company earns revenues from the sale of annual non-refundable realtor memberships and through referral fees resulting when a person buys or sells a house through a member realtor referred by the Company. Membership fees are recognized over the membership period from the commencement of the membership term. Referral fees are recorded when earned and received from the members.

3. Due from shareholder:

   The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.

4. Deferred recapitalization costs:

   During the year ended December 31, 1999, Home Finders Realty incurred $55,429 in costs related to the proposed transaction with NARG. On April 28, 2000, the Company completed this transaction at which time $36,987 in costs were expensed with the balance of $18,442 charged back to the former shareholders of Home Finders Realty for their portion of the costs.

5. Fixed assets:

   Fixed assets consist of the following:

   ----------------------------------------------------------------
                                              July 31    December  31
                                                2000         1999
   ----------------------------------------------------------------
   Cost:
        Automotive                           $ 7,172        $7,172
        Computer equipment                    16,278        15,979
        Computer software                     25,813        24,912
        Office equipment                      10,787         9,863
       ------------------------------------------------------------
                                              60,050        57,926
       ------------------------------------------------------------

   Accumulated amortization:
     Automotive                                3,341         2,388
     Computer equipment                        5,064         3,229
     Computer software                        11,246         7,748
     Office equipment                         10,305         9,863
       ------------------------------------------------------------
                                              29,956        23,228
       ------------------------------------------------------------
   Net book value                            $30,094       $34,698
   ----------------------------------------------------------------



6. Web site development:

   ----------------------------------------------------------------
                                             July 31     December  31
                                                2000        1999
   ----------------------------------------------------------------

   Cost                                      $70,612       $31,005

   Less accumulated amortization              37,049        17,785
   ----------------------------------------------------------------
   Net book value                            $33,563       $13,220
   ----------------------------------------------------------------

7. Promissory notes payable:

   ----------------------------------------------------------------
                                             July 31     December  31
                                                2000        1999
   ----------------------------------------------------------------

   Note payable, with interest at 10%
   (reduced to 8.5% if fully repaid by
   December 2, 2000), no fixed terms of       $9,083       $55,429
   repayment; secured - see below

   Note payable, with interest at 10% per
   annum (reduced to 8.5% if fully repaid
   by December 2, 2000), no fixed terms of    15,804             -
   repayment; secured - see below
   ----------------------------------------------------------------
                                             $24,887       $55,429
   ----------------------------------------------------------------

   The above promissory notes are secured by a general security agreement over all of the assets of the Company's subsidiary, Home Finders Realty Ltd.

8. Payable to related party:

   ----------------------------------------------------------------
                                             July 31     December  31
                                                2000        1999
   ----------------------------------------------------------------
   Due to AMRR.com Inc. ("AMRR"), without
   interest or specified terms of repayment   $49,388       $51,171
   ----------------------------------------------------------------

   A director of the Company is the sole director of AMRR.

   The Company leases computer and office equipment with a cost of approximately $31,000 from AMRR for $1 per year.



9. Income taxes:

   The Company has income tax loss carryforwards of approximately $154,000 which are available to reduce future taxable income. The benefits of the losses has not been recognized in the financial statements. The losses will expire as follows:

                               Canada      U.S.       Total

                2005          $26,000      $   -     $26,000
                2006          $24,000      $   -     $24,000
                2007          $44,000      $   -     $44,000
                2010            $   -    $60,000     $60,000

   Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

   ----------------------------------------------------------------
                                             July 31     December  31
                                                2000        1999
   ----------------------------------------------------------------
   Deferred tax assets:
    Operating loss carryforwards             $67,000       $22,000
    Unearned revenues                         59,000        77,000
       ------------------------------------------------------------
                                             126,000        99,000

   Valuation allowance for deferred tax     (109,000)     (79,000)
   assets
   ----------------------------------------------------------------
   Net deferred tax assets                    17,000        20,000

   Deferred tax liabilities:
    Capital assets and web site development   (5,000)       (4,000)
    Prepaid expenses                         (12,000)      (16,000)
       ------------------------------------------------------------
                                             (17,000)      (20,000)
    ---------------------------------------------------------------
                                              $    -        $    -
   ----------------------------------------------------------------

10.   Financial instruments:

   The Company's financial instruments consist of cash, accounts receivable, security deposit, amount due to (from) shareholder, accounts payable and accrued liabilities, promissory notes payable and payable to related party. It is the opinion of management that the maximum credit risk equals their carrying values.

   Fair value:

   The carrying values of cash, accounts receivable, security deposit, amount due from shareholders, accounts payable and accrued liabilities, promissory notes payable and payable to related party approximate fair value due to the short-term maturities of these instruments.

   It is not practicable to determine the fair value of the amounts due from shareholders nor amounts due to related parties due to their related party nature and the absence of a secondary market for such instruments.

   Foreign Exchange Risk:

The Company's Canadian subsidiaries, Home Finders Realty Inc. and Most Referred Real Estate Agents Inc., operate in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to these two subsidiaries will fluctuate with the Canadian foreign exchange rate.



11.   Share capital:

   (a) Authorized:
         50,000,000 Common shares, par value of $0.001 per share
         10,000,000 Preferred shares, par value $0.001 per share, designated as follows:
               4,500,000 Series A preferred shares (1999 - nil)
               5,500,000 Unissued and undesignated (1999 - 10,000,000)

      During the period, the Company created the Series A preferred shares and allocated 4,500,000 of the Preferred shares to Series A.

      Each share of the Company's Series A preferred stock is entitled to one vote on all matters submitted to a vote of the Company's stockholders. The Series A preferred shares are not entitled to any dividends or any distributions upon the liquidation of the Company.

      One Series A preferred share of the Company together with one preferred share of 604587 British Columbia Ltd. may be exchanged for one share of the Company's common stock. Otherwise, the rights and preferences of the unissued and undesignated Preferred shares have not been determined.

   (b)      Options:

      The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of July 31, 2000:

      -------------------------------------------------------------
                                              Number
                                                of
                              Expiry date     options       Exercise
                                              granted        price
      -------------------------------------------------------------
      Options issued before   December 6,
      recapitalization        2001            400,000 1      $0.25
      transaction:
                              March 1, 2001   300,000 2      $1.00
      -------------------------------------------------------------
      Options deemed issued
       at April 28, 2000                      700,000

      Options issued since    August 1, 2003  567,000 4      $0.43
        April 28, 2000 3
      -------------------------------------------------------------
                                            1,267,000
      -------------------------------------------------------------

      1 All of these options were cancelled subsequent to July 31, 2000.

      2 Subsequent to July 31, 2000, 200,000 of these options were cancelled.

      3  These options were not exercisable before August 1, 2000.

      4 Subsequent to July 31, 2000, 40,000 of these options were cancelled.

      At the time of grant the market value of all options did not exceed the exercise price. No options were exercised during the seven months ending July 31, 2000.

      During the seven months ending July 31, 2000, the following options, included in the total above, have been issued and remain unexercised as of July 31, 2000 under the "Incentive Stock Option Plan":

      -------------------------------------------------------------
                                              Number
                                                of
      Date of grant           Expiry date     options       Exercise
                                              granted       price
      -------------------------------------------------------------
      Incentive Stock Option
      Plan:
       May 20, 2000 3        August 1, 2003    50,000       $0.43
      -------------------------------------------------------------



      The fair value of options granted in fiscal was $0.29 per share.

      Pro forma income (loss) and income (loss) per share after consideration of fair market value of share options granted is as follows:

      -------------------------------------------------------------------
                                 Seven months    Year ended   Year ended
                                ended July 31,    December     December
                                   2000           31, 1999     31, 1998
      -------------------------------------------------------------------
      Net income (loss) as      $(60,245)         $24,315     $(100,790)
      reported

      Pro forma compensation    (125,310)               -             -
      for stock options
      -------------------------------------------------------------------
      Pro forma income (loss)  $(185,555)         $24,315     $(100,790)
      -------------------------------------------------------------------
      Pro forma net income
      (loss) per share, basic    $ (0.04)           $0.01        $(0.04)
      -------------------------------------------------------------------

   (c)      Warrants:

      The following table sets forth information concerning warrants granted:


      -------------------------------------------------------------------
                                                 Number
                                                   of         Exercise price
                               Expiry date       options
                                                 granted
      -------------------------------------------------------------------

      Warrants issued before
      recapitalization
      transaction:          December 22, 2001     200,000        $0.51 per share
                                                                 to December 22,
                                                                 2000 $0.75 per
                                                                 share after
                                                                 December 22,
                                                                 2000

                             February 10, 2001     50,000        $0.75 per share
                             March 10, 2001        61,500        $0.75 per share
                             March 17, 2001        59,000        $1.00 per share
                             March 17, 2001        66,667        $1.00 per share
      --------------------------------------------------------------------------
      Warrants deemed
      issued at April 28, 2000                    437,167

      Warrants issued since
      April 28, 2000:           May 1, 2001        65,000        $1.25 per share
                                May 1, 2001        65,000        $1.50 per share
      --------------------------------------------------------------------------
                                                  567,167
      --------------------------------------------------------------------------


12.   Stock compensation plans:

   (a)      Incentive Stock Option Plan:

      The incentive stock option plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

      The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of the Company may not be exercisable after five years from the date of grant.

      The purchase price per share of common stock, purchasable under an option, is determined by the Company's Board of Directors but cannot be less than the fair market value of the common stock on the date of the grant of the option.

   (b)      Non-Qualified Stock Option Plan:

      The non-qualified stock option plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The option exercise price and expiration date are determined by the Company's Board of Directors.

   (c)      Stock Bonus Plan:

      The Company's stock bonus plan authorizes the issuance of shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

   All  options  outstanding  and  issued  during  the period are listed in Note
11(b).

13.   Subsequent events:

   On October 19, 2000, the Company issued 3,133,787 common shares of the Company for $0.15 each through a private placement. The money raised by this issuance of shares was approximately $470,000. In conjunction with this transaction the Company issued warrants to the purchasers that, upon exercise, allow them to acquire an additional 1,566,893 shares as follows:

       Up to October 18, 2001                  $0.25 per share
       From October 19, 2001 to October 18,
       2002                                    $0.30 per share

   These warrants expire October 18, 2002.

   On October 19, 2000, the Company conditionally allotted 1,566,893 common shares from treasury for these warrants.


14.   Segmented information:

   Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada;
   however, substantially all of the Company's revenues are from customers located in the United States.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 2000.

                                  MARKETU INC.


                                  By:  /s/ Kenneth Galpin
                                       ---------------------------------------
                                           Kenneth Galpin, President


      Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title                    Date

 /s/ Kenneth Galpin
     Kenneth Galpin         President and Director      November 15, 2000


 /s/ Scott Munro
     Scott Munro            Treasurer and Principal
                            Financial Officer           November 15, 2000

 /s/ William Coughlin
     William Coughlin             Director              November 15, 2000