Form 10QSB
period 2000-10-31
MARKETU INC
filed 2000-12-20
CIK 1047965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                  to
                                ----------------    --------------------

            Commission File Number  0-29067
                                    -------


                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)
                  ---------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


        Nevada                                         98-0173359
-----------------------                         ------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


     20145 Stewart Crescent
     Maple Ridge, BC                                         V2X 0T6
-----------------------------                      --------------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code: 604-460-7631

          Previous address: 33163 - 2nd Avenue, Mission, BC Canada V2V 6T8

(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

As of December 15, 2000 the Company had 8,263,154 outstanding shares of Common Stock. This amount excludes 4,500,000 shares of common stock issuable upon the exchange of 4,500,000 Series A Preferred shares.

                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                October 31, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                  MARKETU INC.

                       INTERIM CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                                October 31, 2000    July 31
                                                  (Unaudited)        2000
                                                ----------------    -------
ASSETS
Current
Cash                                                $197,820          $3,034
Accounts receivable                                   10,077           6,821
Security deposit                                      18,236          10,810
Prepaid expenses                                      29,021          29,045
                                                   ---------          ------
                                                     255,154          49,710

Due from shareholder (note 4)                         74,813          69,241
Fixed assets                                          42,081          30,094
Website development                                   39,355          33,563
                                                  ----------      ----------
                                                    $411,403        $182,608
                                                  ==========      ==========
 LIABILITIES
 Current
 Accounts payable and accrued liabilities            $55,528         $95,143
 Unearned revenue                                    117,872         137,489
                                                     -------         -------
                                                     173,400         232,632
 Promissory notes payable                                 --           4,887
 Due to related party (note 5)                        45,271          49,388

 STOCKHOLDERS' EQUITY
 Capital Stock (note 3)
 Authorized:
 50,000,000 common shares, par value
  $0.001 per share 10,000,000 preferred
  shares, par value $0.001 per share
  designated as follows:
(a)  4,500,000 Series A preferred shares
      with no par value
(b)  5,500,000 unissued and undesignated.
      The rights and preferences of these
      unissued preferred shares have not
      been determined.
 Issued and Outstanding:
    8,259,154 common shares at October 31, 2000
     and 5,054,367 at July 31, 2000                    3,065             404
 Additional paid in capital                          450,079          48,685
    4,500,000 Series A preferred shares               83,468          83,468
                                                    --------        --------
                                                     536,612         132,557
 Accumulative other comprehensive income
    Cumulative Translation Adjustment                  3,251           4,869

 Deficit                                            (347,131)       (261,725)
                                                    ---------       ---------
                                                     192,732        (124,299)
                                                    $411,403        $182,608
                                                    =========       =========

       See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.

               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                        THREE MONTHS ENDED
                                                             OCTOBER 31
                                                        2000            1999
                                                       ----------------------
 Revenue
 Referral fees and membership dues                   $ 148,599      $160,366
 Other                                                     507            --
                                                     ---------  ------------
                                                       149,106       160,366
 Direct Costs
 Commissions                                            23,035        24,598
 Courier                                                   409           800
 Credit card                                             1,982         2,109
 Office and miscellaneous                                   --            --
 Telephone                                               6,841         6,413
 Wages and benefits                                      4,853        10,721
 Website maintenance and development                    20,187         9,618
                                                        ------         -----
                                                        57,307        54,259
                                                        ------        ------
                                                        91,799       106,107
 Expenses
 Advertising and promotion                                 232           977
 Amortization                                            2,207         3,058
 Automobile                                                866           823
 Bank charges and interest                               2,047           999
 Computer services                                       1,730         1,120
 Insurance and licensing                                 1,322         1,918
 Investor relations and marketing                        2,208            --
 Management fees                                        23,638            --
 Membership and dues                                        --           366
 Office rent                                             4,185         4,543
 Office supplies                                         1,011         1,774
 Professional fees                                      36,022           188
 Maintenance and utilities                                 988         2,031
 Stock based compensation                               17,750            --
 Telephone                                                 728           659
 Travel                                                  6,849         2,043
 Wages and benefits                                     75,422        51,100
                                                      --------        ------
                                                       177,205        71,599
 Income (Loss) For The Period                          (85,406)       34,508
 Deficit, Beginning Of Period                         (261,725)      (81,734)
                                                      ---------      --------
 Deficit, End Of Period                              $(347,131)     $(47,226)
                                                     ==========     =========

 Net Income (Loss) Per Common Share, basic and diluted
     Basic                                        $     (0.02)   $      0.01
     Diluted                                      $     (0.02)   $      0.01
                                                  ============   ===========

Weighted Average Number Of Shares Outstanding,
     Basic                                           5,051,593     2,700,000
     diluted                                         5,051,593     3,300,000
                                                     =========     =========

       See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.

                  IINTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                                           OCTOBER 31, 2000
                                                            2000        1999
-------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income (loss) for the period                       $(85,406) $  34,508
   Add:  Non-cash items:
      Amortization                                           2,207      3,058
      Amortization of website costs                         12,970      3,336
      Stock based compensation                              17,750         -
   Change in non-cash working capital balances related
     to operations
      Accounts receivable                                   (3,256)      (155)
      Prepaid expenses                                          24     (2,309)
      Accounts payable and accrued liabilities             (41,597)    (2,787)
      Unearned revenue                                     (19,617)    (8,548)
                                                        -----------------------
                                                          (116,925)    27,103
                                                        -----------------------

Cash Flows From Investing Activities
   Acquisition of fixed assets                             (14,637)        -
   Website development                                     (20,086)    (6,638)
   Security deposits                                        (7,426)        -
                                                        -----------------------
                                                           (42,149)    (6,638)
                                                        -----------------------

Cash Flows From Financing Activities
   Common stock issued                                     388,435         -
   Advances to related party                                (4,117)      (337)
   Advances to shareholder                                  (5,572)   (22,020)
   Repayment of promissory notes                           (24,886)        -
                                                        -----------------------
                                                           353,860    (22,357)
                                                        -----------------------

Increase (Decrease) In Cash During The Period              194,786     (1,892)

Cash, Beginning Of Period                                    3,034      4,926
                                                        -----------------------

Cash, End Of Period                                       $197,820    $  3,034
===============================================================================

       See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.
           IINTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                                OCTOBER 31, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                       ADDITIONAL SERIES A PREFERRED Accumulated
                                     COMMON STOCK       PAID IN         STOCK           Other
                                                        CAPITAL                      Comprehen-sive
                                                                                       income    Accumulated
                                                                                       (loss)     Deficit      Total
                                   Number                          Number
                                     Of                              Of
                                   Shares     Amount     Amount    Shares    Amount
                                 ---------------------------------------------------------------------------------------

Balance, July 31, 1999                 500    $  339     $    --       -      $         $  3,506   $(81,734)   $(77,889)
                                                                                --

Comprehensive income
   Translation adjustment              -        -           -          -         -                     -        (2,234)
                                                                                        (2,234)
   Income for the period               -        -           -          -         -         -        34,508      34,508
                                 ----------------------------------------------------------------------------------------
                                                                                                                32,274
                                 ----------------------------------------------------------------------------------------
Balance, October 31, 1999              500    $  339     $   --        -      $         $  1,272   $(47,226)   $(45,615)
                                                                                --
                                 ========================================================================================

Balance, July 31, 2000           5,054,367      404      $48,685  4,500,000   $83,468   $4,869     $(261,725)  $(124,299)

Common    stock    issued    for    71,000       71       17,679       -         -         -           -        17,750
compensation
  on August 8, 2000 for deemed
  issuance  price of  $0.25  per
share

Common stock issued for cash on  2,589,569    2,590      383,715       -         -         -           -       386,305
  October  19, 2000 at $0.15 per
share,
  net  of   issuance   costs  of
$2,130

Issuance of common stock under     544,218      544      81,089        -         -         -           -        81,633
  subscription  on  October  19,
2000
  at $0.15 per share
  Less:   note   receivable  for       -       (544)     (81,089)      -         -         -           -       (81,633)
subscription

Comprehensive loss
  Translation adjustment               -        -            -         -         -      (1,618)        -        (1,618)
  Loss for the period                  -        -            -         -         -         -       (85,406)    (85,406)
                                 ----------------------------------------------------------------------------------------
                                                                                                               (87,024)
                                 ----------------------------------------------------------------------------------------
Balance, October 31, 2000        8,259,154  $ 3,065    $ 450,079  4,500,000 $ 83,468   $ 3,251   $ (347,131)  $192,732
                                 ========================================================================================


       See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. GENERAL OPERATIONS:

   MarketU, Inc. (the "Company") was incorporated under the laws of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations in a transaction that was accounted for as a recapitalization of the Canadian corporations. For purposes of these consolidated financial statements the historical financial statements of these two Canadian corporations are the historical financial statements of the Company. Prior to the recapitalization, the Company was in the development stage company as it was devoting substantially all of its efforts to the identification and development of new business opportunities.

   Following the acquisition described above, the Company's primary business activity is providing a service which allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites AMRR.com and CMRR.com.

2.    SIGNIFICANT ACCOUNTING POLICIES

   The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States


   a) Consolidation:

The interim consolidated financial statements include the accounts of the Company and its subsidiaries: Most Referred Real Estate Agents Inc., Home Finders Realty Ltd. (collectively "Home Finders Realty"), and 604587 British Columbia Ltd. All significant intercompany balances and transactions have been eliminated in the interim consolidated financial statements.

   b) Use of Estimates:

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

c) The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders'

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)

      equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB in conjunction herewith. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ending July 31, 2001.

3. CAPITAL STOCK

a) As of October 31, 2000, the Company has outstanding stock options for the purchase of common shares as follows:

            100,000 shares at $1.00 per share to March 1, 2001 527,000 shares at $0.43 per share to August 1, 2003.

b) As of October 31, 2000 the Company had outstanding warrants for the purchase of common shares as follows:

        Number       Exercise Price                Expiration Date
       Of Shares    Year 1     Year 2         Year 1              Year 2
      -------------------------------------------------------------------------

       200,000      $ 0.50     $ 0.75     December 22, 2000    December 22,2001
        50,000      $ 0.75                February 10, 2001
        61,500      $ 0.75                March 10, 2001
       125,667      $ 1.00                March 17, 2001
          65,000    $ 1.25                May 1, 2001
          65,000    $ 1.50                May 1, 2001
      1,566,893     $ 0.25     $ 0.30     October 18, 2001     October 18, 2002

   During the three month period ended October 31, 2000 the following share transactions occurred:

         a) On August 8, 2000 the Company issued 15,000 common shares to an employee and 56,000 common shares to a former director for services rendered.
         b) On October 19, 2000, the Company sold 3,133,787 units at a price of US$0.15 per unit to two persons. Each unit consists of one common share and a one-half non-transferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional share at a price of US$0.25 if

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)


              exercised prior to October 19, 2001 and at a price of US$0.30 per share if exercised prior to October 19, 2002. The warrants will expire on October 18, 2002. The Company received cash proceeds of $386,305, net of issuance costs, for 2,589,569 shares and a promissory note in the amount of $81,633 for the remaining 544,218 shares.

4. DUE FROM SHAREHOLDER
   The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.

5.   DUE TO RELATED PARTY
                                               October 31, 2000    July 31, 2000
                                                  (Unaudited)
                                               ----------------    -------------
    Due to AMRR.com, Inc. ("AMRR"), without
     interest or specified terms of repayment     $  45,271           $49,388
                                                  =========          ========

   A director of the Company is the sole director of AMRR.

   The Company leases computer and office equipment with a cost of approximately $31,000 from AMRR for $1 per year.

6.   SUBSEQUENT EVENT

   On December 12, 2000, the Company delivered a Share Purchase Agreement, scheduled to close on January 25, 2001, to the shareholders of a related company, AMRR.com, Inc. ("AMRR"), to acquire all of the issued and outstanding shares of AMRR. The Purchase Agreement offers two (2) common shares in MarketU, Inc. for each issued and outstanding common share of AMRR. If all shareholders of AMRR accept the Company's offer the Company will issue 513,912 shares of its common stock to the shareholders of AMRR.

Item 2.     Management's Discussion and Analysis or Plan of Operations

Change in ownership

On September 25, 2000 MarketU Inc. (the "Company') announced the appointment of a new director and president as part of a management and ownership change of control. On that date, an agreement was also announced between 612559 B.C. Ltd. ("612559"), William Coughlin, a director and president of the Company, and Carole Coughlin, in which 612559 acquired 3,500,000 preferred shares of the Company from William Coughlin. This transaction closed on September 21, 2000. The 3,500,000 preferred shares are exchangeable for 3,500,000 common shares of the Company.

On September 25, 2000 the Company further announced an agreement between 612559, an associate of 612559 and Christine Cerisse, a former director of the Company, in which 612559 acquired 2,750,000 common shares of the Company from Christine Cerisse. Consequently, Christine Cerisse, James Sanford and Robert Dent resigned as directors of the Company, and William Coughlin resigned as president of the Company. On September 21, 2000, Ken Galpin was appointed director and president of the Company, as well as a director of the Company's subsidiaries, 604587 British Columbia Ltd., Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. Mr. Galpin was also appointed CEO of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. on September 22, 2000. Mr. Coughlin has been appointed Product Development Officer of the Company.

612559, a B.C. private company, together with its associates, now has voting rights to approximately 65% of the issued and outstanding shares of the Company. Mr. Galpin is also the president and a director of 612559. In conjunction with the sale of shares by Christine Cerisse to 612559, 400,000 stock options held by Ms. Cerisse at a price of US$0.25 per share were cancelled.

Revenues and expenses

The first quarter results for fiscal year 2001 reflect a small reduction in revenues from the prior year quarter due to technical problems during the summer months. Revenues generally lag sales efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee.

Expenses increased during the first quarter of fiscal year 2001 by $105,606 or 147% in comparison to the previous quarter due to reorganization of the company with respect to management; reorganization of sales and marketing departments including hiring additional realtors and support staff to enable the company to meet increased real estate transaction demand; redesigning of the web sites to incorporate updated software and graphical enhancements; and costs associated with public company responsibilities. Specific changes to the first quarter of 2001 include management fees which are up $23,638 from nil for the quarter ended October 31, 1999 reflecting the change in management of the company. Professional fees are up from $188 in the 2000 quarter to $36,022 in the 2001 quarter relating to accounting and legal assistance provided to reorganize the company. Wages and benefits increased from $51,100 for the quarter ended October 31, 1999 to $75,422 for the quarter ended October 31, 2000 as a result of hiring additional realtors and support staff.

Stock based compensation

Stock based compensation expense of $17,750 relates to the issuance of bonus stock to an employee and former director for services provided.

Stock issuances

On October 19, 2000, the Company sold 3,133,787 units at a price of US$0.15 per unit to two persons. Each unit consists of one common share and a one-half non-transferable warrant. Each whole warrant entitles the holder to purchase one additional share at a price of US$0.25 if exercised prior to October 19, 2001 and at a price of US$0.30 if exercised prior to October 19, 2002. The warrants expire on October 18, 2002.

The Company received cash proceeds of $386,305, net of issuance costs, for 2,589,569 shares and a promissory note in the amount of $81,633 for the remaining 544,218 shares.

Liquidity and Capital Resources

Net cash used in operations was $116,925 compared to cash provided of $27,103 in the same period in the prior year. Net cash used in operations was largely a result of net losses and a reduction in accounts payable and accrued liabilities. Accounts payable were reduced in the period from funds received from the private placement noted above. Net cash used in investing activities was $42,149 for the current quarter as compared to $6,638 in the comparative quarter. The increase was primarily the cash costs of equipment, web site development and security deposits to meet expansion and upgrade requirements. Net cash provided by financing activities was $353,860 compared to a use of cash in the comparative period of $22,357. $388,435 in cash was generated from the private placement which was used to replenish working capital and pay down debt.

The Company had working capital of $81,754 as of October 31, 2000 as compared to a deficiency of $182,922 at July 31, 2000. The company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

      On August 8, 2000 the Company issued 15,000 common shares to an employee and 56,000 common shares to a former director for services rendered.

      On October 19, 2000, the Company sold 3,133,787 units at a price of US$0.15 per unit to two persons. Each unit consists of one common share and a one-half non-transferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional share at a price of US$0.25 if exercised prior to October 19, 2001 and at a price of US$0.30 per share if exercised prior to October 19, 2002. The warrants expire on October 18, 2002.

      The Company received cash proceeds of $386,305, net of issuance costs, for 2,589,569 shares and a promissory note in the amount of $81,633 for the remaining 544,218 shares.

      The proceeds from the sale of the units were used to pay outstanding debt, including trade accounts payable, and for working capital.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The shares of common stock and the warrants described above are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8-K - October 18, 2000; KPMG LLp appointed as Company's auditor.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKETU INC.



Date:  December 20, 2000            By:
     ----------------------             ------------------------------------
                                        Kenneth Galpin, Director and President


                                    By:
                                        ------------------------------------
                                        Scott Munro, Principal Financial Officer