Form 10QSB
period 2001-01-31
MARKETU INC
filed 2001-03-19
CIK 1047965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                                ----------------    --------------------

            Commission File Number  0-29067
                                   -------------

                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)
                  ---------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                        98-0173359
   -----------------------                        ------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


     Suite 101, 20145 Stewart Crescent
     Maple Ridge, BC                                         V2X 0T6
     ---------------------------------              --------------------------
(Address of principal executive offices)                (Postal or Zip Code)

Issuer's telephone number, including area code: 604-460-7634



(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

As of March 15, 2001 the Company had 8,263,154 outstanding shares of Common Stock. This amount excludes 4,500,000 shares of common stock issuable upon the exchange of 4,500,000 Series A Preferred shares.

                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                January 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                  MARKETU INC.

                       INTERIM CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                                January 31, 2001
                                                  (Unaudited)     July 31, 2000
                                                ----------------  -------------
ASSETS
Current
Cash                                                 $51,038        $3,034
Accounts receivable                                   20,456         6,821
Security deposit                                      16,789        10,810
Prepaid expenses                                      19,418        29,045
                                                    --------      --------
                                                     107,701        49,710

Due from shareholder (note 4)                         78,550        69,241
Fixed assets                                          81,373        30,094
Website development                                   34,935        33,563
                                                   ----------    ----------
                                                    $302,559      $182,608
LIABILITIES
Current
Accounts payable and accrued liabilities            $123,729       $95,143
Unearned revenue                                      70,102       137,489
Promissory notes payable                                  --        24,887
Due to related party (note 5)                         43,890        49,388
                                                    --------      --------
                                                     237,721       306,907
STOCKHOLDERS' EQUITY Capital Stock (note 3) Authorized:
50,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share
 designated as follows:
    (a) 4,500,000 Series A preferred shares with no par
        value
    (b) 5,500,000 unissued and undesignated.
        The rights and preferences of these unissued
preferred
        shares have not been determined.
Issued and Outstanding:
    8,263,154 common shares at January 31, 2001 and
     5,054,367 at July 31, 2000                        8,263         5,054
Additional paid in capital                           465,641        44,035
4,500,000 Series A preferred shares                   83,468        83,468
                                                     -------      --------
                                                     557,372       132,557
Accumulative other comprehensive income
   Cumulative Translation Adjustment                   7,054         4,869
Deficit                                             (499,588)     (261,725)
                                                    ---------     ---------
                                                      64,838      (124,299)
                                                    ---------     ---------
                                                    $302,559      $182,608
                                                    =========     =========

       See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.

               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                   THREE       THREE      SIX MONTHS  SIX
                                   MONTHS      MONTHS     ENDED       MONTHS
                                   ENDED       ENDED      JANUARY     ENDED
                                   JANUARY     JANUARY    31, 2001    JANUARY
                                   31, 2001    31, 2000              31, 2000

Revenue
Referral fees                      $70,505     $26,953    $136,688    $82,987
Membership dues                     78,717     112,902     161,133    217,234
Other                                8,334       3,355       8,841      3,355
                                   -------     -------    --------    -------
                                   157,556     143,210     306,662    303,576

Direct Costs
Commissions                         20,039      21,137      43,074     45,735
Courier                                334         581         743      1,381
Credit card                          1,086       2,691       3,068      4,800
Telephone                            6,993       5,238      13,834     11,651
Wages and benefits                     657      42,462       5,510     53,183
Website maintenance and development 14,662       5,448      34,849     15,066
                                    ------      ------      ------     ------
                                    43,771      77,557     101,078    131,816
                                    ------      ------     -------    -------
                                   113,785      65,653     205,584    171,760

Expenses
Advertising and promotion            1,269       5,382       1,501      6,359
Amortization                         3,849      21,952       6,056     25,010
Automobile                              --          --         866        823
Bank charges and interest            1,099       2,375       3,146      3,374
Computer services                      891       7,784       2,621      8,904
Insurance and licensing              2,496         324       3,818      2,242
Investor relations and marketing     8,322       1,398      10,530      1,398
Management fees                     45,920      29,796      69,558     29,796
Membership and dues                     78          --          78        366
Office lease                         5,103       5,638       9,288     10,181
Office supplies                      3,217         659       4,228      2,433
Professional fees                   40,566      17,873      76,588     18,061
Maintenance and utilities            2,343       4,799       3,331      6,830
Severance costs (note 8)            36,000          --      36,000         --
Stock based compensation               760          --      18,510         --
Stock transfer and filings           2,152          --       2,152         --
Telephone                            1,418       1,934       2,146      2,593
Travel                              10,695       3,340      17,544      5,383
Wages and benefits                 100,064      55,462     175,486    106,562
                                   -------      ------     -------    -------
                                   266,242     158,716     443,447    230,315
                                   -------     -------     -------    -------

Loss For The Period               (152,457)    (93,063)   (237,863)  (58,555)
Deficit, Beginning Of Period      (347,131)    (47,226)   (261,725)  (81,734)
Dividends (note 6)                      --     (13,669)         --   (13,669)
                                  ---------    --------   ---------  --------
Deficit, End Of Period           $(499,588)  $(153,958)  $(499,588)$(153,958)

Loss Per Common Share, basic and  $  (0.02)     $(0.03)     $(0.04)   $(0.02)
 diluted                             ======      ======      ======    ======

Weighted Average Number Of Common
Shares Outstanding, basic and
diluted                          8,259,889   2,888,493   5,982,262 2,888,493
                                 =========   =========   ========= =========


      See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                    Six months  Six months
                                                       Ended       Ended
                                                      January   January
                                                     31, 2001    31, 2000
---------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                           $(237,863)   $(58,555)
   Add:  Non-cash items:
      Amortization                                       6,056      25,010
      Amortization of website costs                     27,137       8,783
      Stock based compensation                          18,510          --
   Change in non-cash working capital balances
     related to operations
      Accounts receivable                              (13,635)        204
      Prepaid expenses                                   9,627      (4,760)
      Accounts payable and accrued liabilities          (6,648)     (3,108)
      Unearned revenue                                 (31,387)    (16,887)
                                                    -----------------------
                                                      (228,203)    (49,313)
                                                    -----------------------

Cash Flows From Investing Activities
   Acquisition of fixed assets                         (55,917)       (336)
   Website development                                 (28,509)    (11,882)
   Deferred charges                                         --     (55,340)
   Security deposits                                    (5,979)          6
                                                    -----------------------
                                                       (90,405)    (67,552)
                                                    -----------------------

Cash Flows From Financing Activities
   Common stock issued                                 386,305          --
   Stock subscription receivable                        20,000          --
   Advances to related party                            (5,498)       (337)
   Advances from related parties                            --      53,900
   Advances from shareholder                                --      28,453
   Advances to shareholder                              (9,309)    (22,020)
   Promissory notes issued                                  --      55,340
   Repayment of promissory notes                       (24,886)         --
                                                    -----------------------
                                                       366,612     115,336
                                                    -----------------------

Increase (Decrease) In Cash During The Period           48,004      (1,529)

Cash, Beginning Of Period                                3,034       4,926
                                                    -----------------------

Cash, End Of Period                                    $51,038      $3,397
                                                       =======      ======

Supplementary cash flow information:
   Interest paid                                      $  2,500     $ 2,700
                                                      ========     =======
   Income taxes paid                                $         - $       --
                                                    =========== ==========

       See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.
           INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                                JANUARY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                   SERIES A PREFERRED Accumulated
                                     COMMON STOCK       ADDITIONAL       STOCK        Other Com-
                                                         PAID IN                      prehensive Accumulated
                                                         CAPITAL                      income       Deficit     Total
                                                                                        (loss)
                                 Number Of                         Number Of
                                   Shares     Amount     Amount     Shares   Amount
                                 -------------------------------------------------------------------------------------------------
Balance, July 31, 2000           5,054,367    $ 5,054    $ 44,035  4,500,000  $83,468   $ 4,869   $(261,725)  $(124,299)

Common stock issued for             71,000         71      17,679          -        -         -           -      17,750
compensation  on  August
8, 2000 at fair market
value of $0.25 per share

Common stock issued for          2,589,569      2,590     383,715          -        -         -           -     386,305
cash on October 19, 2000
at $0.15 per share, net
of issuance costs of $2,130

 Issuance of common  stock under   544,218        544      81,089          -        -         -           -      81,633
 subscription   on  October  19,
 2000 at $0.15 per share
  Less:   note   receivable  for         -          -     (81,633)         -        -         -           -     (81,633)
subscription

Common stock issued for              4,000          4         756          -        -         -           -         760
compensation on November 24,
2000 at fair market value of
$0.19 per share
 Subscription   receivable  paid         -          -      20,000          -        -         -           -      20,000
 on January 31, 2001
   Translation adjustment                -          -           -          -        -     2,185           -       2,185
   Loss for the period                   -          -           -          -        -         -    (237,863)   (237,863)
                                 ----------------------------------------------------------------------------------------
   Comprehensive loss                                                                                          (235,678)
                                 ----------------------------------------------------------------------------------------
Balance, January 31, 2001        8,263,154   $  8,263   $ 465,641  4,500,000            $ 7,054  $ (499,588)   $ 64,838
                                 ========================================================================================

            See accompanying notes to interim consolidated financial statements

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. GENERAL OPERATIONS:

   MarketU, Inc. (the "Company") was incorporated under the laws of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations ("Home Finders Realty") in a transaction that was accounted for as a recapitalization of Home Finders Realty. For purposes of these consolidated financial statements the historical financial statements prior to the recapitalization transaction reflect the historical operations of Home Finders Realty. Prior to the recapitalization, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities.

   Following the recapitalization transaction described above, the Company's primary business activity is providing a service which allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites AMRR.com and CMRR.com.

   These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principals. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, as discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company's future operations are dependent upon the Company's ability to secure additional financing. To date, operations have primarily been financed through the issuance of common stock. There can be no assurance that the Company will be able to secure additional financing or be able to secure such financings on reasonable terms. The Company continues to experience negative cash flows from operations and the Company does not have sufficient working capital to sustain operations until January 31, 2002.

2.    SIGNIFICANT ACCOUNTING POLICIES

   The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

c) The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of
     Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB in conjunction herewith. Operating results for the six months ended January 31, 2001 are not necessarily indicative of the results that can be expected for the year ending July 31, 2001.

3. CAPITAL STOCK

a) As of January 31, 2001, the Company has outstanding stock options for the purchase of common shares as follows:

            100,000 shares at $1.00 per share to March 1, 2001 527,000 shares at $0.43 per share to August 1, 2003.

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3. CAPITAL STOCK (continued)

b) As of January 31, 2001 the Company had outstanding warrants for the purchase of common shares as follows:

        Number       Exercise Price                Expiration Date
       Of Shares    Year 1     Year 2         Year 1              Year 2
      -------------------------------------------------------------------------

         200,000     $ 0.75             December 22, 2001
          50,000     $ 0.75             February 10, 2001
          61,500     $ 0.75             March 10, 2001
         125,667     $ 1.00             March 17, 2001
          65,000     $ 1.25             May 1, 2001
          65,000     $ 1.50             May 1, 2001
       1,566,893     $ 0.25    $ 0.30   October 18, 2001    October 18, 2002


   During the three month period ended January 31, 2001 the following share transaction occurred:

a) On November 24, 2000 the Company issued 4,000 common shares to an employee, for services rendered, pursuant to the Stock Bonus Plan.

   Subsequent to the period, the following transactions occurred:

a)   On February 10, 2001, 50,000 stock warrants, exercisable at $0.75, expired.

b) On February 14, 2001 the Company issued 446,530 common shares to acquire approximately 86.9% of the issued and outstanding common shares of AMRR.com, Inc. (see note 7).

c) On February 26, 2001 the Company issued 1,000 common shares to an employee, for services rendered, pursuant to the Stock Bonus Plan.

d) On March 1, 2001, 100,000 outstanding stock options, exercisable at $1.00 per share, expired.

                                  MARKETU INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

e) On March 6, 2001 the Company issued 375,000 common shares at $0.20 per share for total proceeds of $75,000. $25,000 was received on March 6, 2001 and two further equal instalments of $25,000 each are due on April 2, 2001 and May 7, 2001.

f)    On March 10, 2001, 61,500 stock warrants, exercisable at $0.75, expired.


4.   DUE FROM SHAREHOLDER

   The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.

5.   DUE TO RELATED PARTY
                                                  January 31, 2001  July 31,
                                                    (Unaudited)       2000
                                                  ----------------  --------
   Due to AMRR.com, Inc. ("AMRR"), without interest
      or specified terms of repayment               $  43,890      $ 49,388
                                                    =========      ========

   A director of the Company is the sole director of AMRR.

   The Company leases computer and office equipment with a cost of approximately $32,000 from AMRR for $1 per year.

6.   DIVIDENDS

In December 1999, prior to recapitalization and reverse takeover of MarketU Inc., dividends were paid by Home Finders Realty Ltd. to a director of the Company.

7.   SUBSEQUENT EVENT

   On February 14, 2001, the Company closed the Share Purchase Agreement between the existing shareholders of a related company, AMRR.com, Inc. ("AMRR"), acquiring 223,265 of 256,956 total issued and outstanding shares of AMRR, through the issuance of 446,530 common shares of the Company with a fair value of $65,626. AMRR has no active business. It is anticipated that the Company will acquire the remaining outstanding shares of AMRR in March 2001. As a result of the purchase, the Company extinguishes $43,890 of debt owing to AMRR and acquires a controlling interest in certain equipment and rights to the name AMRR.

                                  MARKETU INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

   The estimated total purchase price of $65,626, including estimated costs of acquisition, is allocated to the assets acquired and debt extinguished based upon their relative fair values as follows:

   Equipment acquired                                                  $21,736
   Debt extinguished                                                    43,890
                                                                       -------

   Value of Common Stock issued                                        $65,626
                                                                       =======


8.    SEVERANCE

   The Company expects settlements, for past employment services, to be made with former employees in March and April 2001. The total cost of these settlements is estimated to be $36,000 which will be settled through issuance of common stock. The estimated cost of the severance packages has been accrued in the current period.

Item 2.     Management's Discussion and Analysis or Plan of Operations

Revenues and expenses

In the second quarter for fiscal 2001 referral revenues increased by $43,552 or 161% over the second quarter for fiscal 2000 and increased by $53,701 or 64.7% for the six-month period over the six-month period of fiscal 2000. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee. The Company is continuing to focus its efforts largely on servicing the increase in customer demand for its realtor referral services. Membership revenues decreased from $217,234 for the six-month period of fiscal 2000 to $161,133 or 34.8% for the six-month period of fiscal 2001. Second quarter membership fees declined 30.2% over fiscal 2000 primarily due to a change in the Company's marketing strategy and increased competition from businesses offering website design and hosting services to realtors. The change in the marketing strategey involved moving staff from membership sales to referral services. The Company is planning, however, to increase its membership marketing efforts beginning in the fourth quarter of fiscal 2001 to coincide with the re-launch of its re-designed websites.

Expenses increased during the six months of fiscal year 2001 by $213,132 or 92.5% in comparison to the same period in the prior year due to the continued reorganization of sales and marketing departments including hiring additional realtors and support staff to enable the company to meet increased real estate transaction demands; severance costs of $36,000; and, costs associated with public company filings with regulatory bodies. Expense growth actually slowed in the second quarter with expenses up 45% or $71,526 (prior to the severance costs of $36,000) compared to the first quarter of 2001. Management expects expenses will not increase as fast in future quarters of fiscal 2001 unless a major growth opportunity presents itself. The Company does have plans to offer its services on a private label basis to Real Estate franchise operators across North America. The volumes of work associated with some of these arrangements may require the Company to expend significant funds some six months in advance of revenues on additional personnel, equipment and facilities.

Specific changes to the second quarter of 2001 include management fees which are up $16,124 from $29,796 for the quarter ended January 31, 2000 and are up $39,762 to $69,558 in the six month period to date over the same period in the prior year reflecting the change in management of the company. Professional fees are up from $17,873 in the 2000 quarter to $40,566 in the 2001 quarter and up from $18,061 in the six months to January 31, 2000 to $76,588 in the six months to January 31, 2001 relating to accounting and legal costs in regards to public company filings. Wages and benefits increased from $55,462 for the quarter ended January 31, 2000 to $100,064 for the quarter ended January 31, 2001 and are up from $106,562 for the six months ended January 31, 2000 to $175,486 for the six months ended January 31, 2001 as a result of hiring additional realtors and support staff and standard wage increases for existing staff.

Stock based compensation

On November 24, 2000, the Company issued 4,000 shares of common stock to an employee for services rendered.

Stock based compensation expense of $760 relates to the issuance of this bonus stock to an employee at a deemed issuance price of $0.19 per share.

Liquidity and Capital Resources

Net cash used in operations for the current six-month fiscal period was $228,203 as compared to $49,313 in the same period in the prior year. Net cash used in operations was largely a result of net losses. Net cash used in investing activities was $85,767 for the current period as compared to $67,552 in the comparative six-month period. The current period result was primarily due to cash costs of equipment, capitalized website development and leasehold improvements. Net cash provided by financing activities was $366,612 compared to 115,336 in the comparative period. Net cash provided by financing activities was the largely due to cash generated from the issuance of common stock and subscription receivable.

The Company had a working capital deficiency of $94,020 as of January 31, 2001 as compared to $257,197 at July 31, 2000. The company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. The company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. A private placement raising $75,000 in funds was completed on March 6, 2001 and will be reflected in the third quarter results. Additional private placements are contemplated, but not assured, before the end of the fiscal year.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

      On November 24, 2000, the Company issued 4,000 shares of common stock to an employee for services rendered.

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

                                    MARKETU INC.



Date:  March 15, 2001               By: /s/ Kenneth Galpin
     -------------------                -------------------------------------
                                        Kenneth Galpin, Director and President


                                    By: /s/ Scott Munro
                                        -------------------------------------
                                        Scott Munro, Principal Financial and
                                        Accounting Officer