Form 10QSB
period 2001-04-30
MARKETU INC
filed 2001-06-21
CIK 1047965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended April 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                                ----------------    --------------------

            Commission File Number    0-29067
                                   -------------

                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)
                  ---------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         Nevada                                           98-0173359
-----------------------                            ------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


     Suite 101, 20145 Stewart Crescent
     Maple Ridge, BC                                      V2X 0T6
--------------------------------------        --------------------------------
(Address of principal executive offices)            (Postal or Zip Code)

Issuer's telephone number, including area code: 604-460-7634



(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

As of June 15, 2001 the Company had 9,704,184 outstanding shares of Common Stock. This amount excludes 4,500,000 shares of common stock issuable upon the exchange of 4,500,000 Series A Preferred shares.

            Interim Consolidated Financial Statements of

            MARKETU INC.
            (Expressed in U.S. Dollars)


            Nine months ended April 30, 2001
            (Unaudited)

 MARKETU INC.
 Interim Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

 April 30, 2001 and July 31, 2000

 -------------------------------------------------------------------------------
                                                          April 30       July 31
                                                              2001          2000
 -------------------------------------------------------------------------------
                                                         (Unaudited)
 Assets

 Current assets:
    Cash                                                  $  9,193      $ 3,034
    Accounts receivable                                      9,131        6,821
    Prepaid expenses                                        21,567       29,045
    Security deposit                                        18,628       10,810
   -----------------------------------------------------------------------------
                                                            58,519       49,710

 Due from shareholder (Note 4)                              85,553       69,241

 Goodwill (Note 5)                                         664,057      913,078

 Fixed assets                                               86,179       30,094

 Web site development                                       53,296       33,563

 -------------------------------------------------------------------------------
                                                          $947,604   $1,095,686
--------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable and accrued liabilities             $ 165,799    $  95,144
    Unearned revenue                                        65,646      137,489
    Due to related parties (Note 6)                         10,222       49,388
    Promissory notes payable                                     -       24,887
    ----------------------------------------------------------------------------
                                                           241,667      306,908

 Stockholders' equity:
    Common stock - 50,000,000 authorized, 9,085,684
    issued          (July 31, 2000 - 5,054,367)              8,550        5,054
    Additional paid in capital                             846,624      330,376
    Series A preferred stock - 10,000,000
    authorized,              4,500,000 issued              759,375      759,375
    Deficit                                              (905,612)     (306,932)
    Accumulative other comprehensive income (loss):
       Cumulative exchange adjustment                      (3,000)          905
     ---------------------------------------------------------------------------
                                                           705,937      788,778
 Subsequent events (Note 3)

 -------------------------------------------------------------------------------
                                                         $ 947,604    $1,095,686
 -------------------------------------------------------------------------------

 See accompanying notes to interim consolidated financial statements.

 MARKETU INC.
 Interim Consolidated Statements of Operations
 (Expressed in U.S. Dollars)
 (Unaudited)
 -------------------------------------------------------------------------------
                            Three months Three months  Nine months  Nine months
                               ended        ended        ended        ended
                              April 30     April 30     April 30     April 30
                                2001         2000         2001         2000
 -------------------------------------------------------------------------------
 Revenue:
    Referral fees            $ 96,573      $     -     $233,261      $     -
    Membership dues            46,437            -      207,570            -
    Miscellaneous revenue       2,935            -       11,776            -
    ----------------------------------------------------------------------------
                              145,945            -      452,607            -
 Direct costs:
    Commission                 11,490            -       54,564            -
    Courier                       377            -        1,120            -
    Credit card                   985            -        4,053            -
    Telephone                   6,329            -       20,163            -
    Wages and benefits         67,283            -      175,236            -
    Web site maintenance and
    development                16,550            -       51,399            -
    ----------------------------------------------------------------------------
                              103,014            -      306,535            -
 -------------------------------------------------------------------------------
 Gross margin                  42,931            -      146,072

 General and administrative
 expenses:
    Advertising and promotion     314            -        1,815            -
    Amortization - capital      4,962            -       11,018            -
    costs - goodwill           83,007            -      249,021            -
    Automobile                      -            -          866            -
    Bank charges and interest     714          264        3,860          264
    Computer services           1,909            -        4,530            -
    Consulting services             -       20,600            -       30,600
    Insurance and licensing     2,582            -        6,400            -
    Investor relations and      8,100            -       18,630            -
    marketing
    Membership and dues           102            -          180            -
    Office lease                6,915        5,250       16,203       10,000
    Office supplies             2,797        1,116        7,025        1,116
    Professional fees          35,966          214      112,554       48,237
    Maintenance and utilities   1,221            -        4,552            -
    Management fees            24,714            -       94,272            -
    Severance costs (Note 7)        -            -       36,000            -
    Stock transfer and filings      -            -        2,152        1,775
    Telephone                   1,696            -        3,842            -
    Travel                      9,681            -       27,225            -
    Wages and benefits         53,054            -      144,607            -
    ----------------------------------------------------------------------------
                              237,734       27,444      744,752       91,992
 -------------------------------------------------------------------------------
 Net loss for the period    $(194,803)   $ (27,444)   $(598,680)   $ (91,992)
 -------------------------------------------------------------------------------
 Net loss per common share,
 basic and diluted             $(0.02)   $   (0.01)   $   (0.05)   $   (0.02)
 Weighted average common
  shares outstanding, basic
  and diluted              12,912,614    4,805,448   11,414,139    4,680,516
 -------------------------------------------------------------------------------

  See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in U.S. Dollars)
Nine months ended April 30, 2001
(Unaudited)
-----------------------------------------------------------------------------

                                                                                                Accumulated
                                     Common stock                    Series A Preferred stock     other
                                  Number of               Additional  Number of                comprehensive  Accumulated
                                  shares        Amount    paid in     Shares         Amount       Income       deficit      Total
                                                          capital
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2000           5,054,367  $   5,054  $  330,376   4,500,000     $ 759,375       $    905   $ (306,932) $ 788,778

Common stock issued for
 compensation on August
 8, 2000 at fair market
 value of $0.25 per share           71,000         71      17,679          -            -                -           -      17,750

Common stock issued for
cash on October 19,  2000
at $0.15 per share, net of
issuance costs of $2,130         2,589,569      2,590     383,715          -            -                -           -     386,305

Issuance of common stock under
 subscription on October 19,
 2000 at $0.15 per share           544,218        544      81,089          -            -                -           -      81,633
  Less: note receivable for              -       (544)    (81,089)         -            -                -           -     (81,633)
subscription
Common stock issued for
 compensation on November 24,
 2000 at fair market value of        4,000          4         756          -            -                -           -        760
 $0.19 per share
Subscription  receivable paid on
 January 31, 2001                        -        133      19,867          -            -                -           -     20,000

Common    stock    issued    for
 acquisition of AMRR.com, Inc.     446,530        447      45,454          -            -                -           -     45,901

Common    stock    issued    for
 compensation  on  February  26,
 2001 at fair  market  value  of
 $0.19 per share                     1,000          1         189          -            -                -           -        190

Common    stock   issued   under
 subscription  on March 5,  2001
 at  $0.20  per  share,  net  of
 issuance costs of $1,162          375,000        375      73,463          -            -                -           -     73,838
  Less:   note   receivable  for
subscription                             -       (125)    (24,875)         -            -                -           -    (25,000)

Comprehensive loss:
   Translation adjustment                -          -           -          -            -           (3,905)          -     (3,905)
   Loss for the period                   -          -           -          -            -                -    (598,680)  (598,680)
                                                                                        ------------------------------------------
                                                                                                    (3,905)   (598,680)  (602,585)
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2001          9,085,684    $ 8,550  $  846,624  4,500,000    $ 759,375        $  (3,000) $ (905,612) $ 705,937
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements

MARKETU INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

 -------------------------------------------------------------------------------
                                                        Nine months  Nine months
                                                           ended        ended
                                                          April 30     April 30
                                                            2001         2000
 -------------------------------------------------------------------------------
 Cash flows from operating activities:
    Loss for the period                                  $(598,680)    $(91,992)
    Items not involving cash:
    Amortization                                            260,039           -
    Amortization of web site development costs               30,609           -
    Stock based compensation                                 18,700           -
    Changes in operating asset and liabilities:
       Accounts receivable                                      267           -
       Prepaid expenses                                       7,478           -
       Accounts payable and accrued liabilities              67,484      14,969
       Unearned revenue                                    (71,843)           -
   -----------------------------------------------------------------------------
    Net cash used in operating activities                 (285,946)     (77,023)

 Cash flows from investing activities:
    Acquisition of fixed assets                            (59,125)           -
    Cash acquired on acquisition of Home Finders
    Realty                                                        -       1,644
    Notes issued to Home Finders Realty prior to
     acquisition                                                  -     (92,334)
    Web site development                                   (50,342)           -
    Security deposits                                       (7,818)           -
 -------------------------------------------------------------------------------
 Net cash used in investing activities                    (117,285)     (90,690)

 Cash flows from financing activities:
    Net proceeds from issuances of and
     subscriptions for common stock                         435,143     200,000
    Stock subscription receivable                            20,000           -
    Advances from related parties                            10,222           -
    Repayment of advances to related party                 (14,773)    (24,540)
    Advances to shareholders                               (16,315)           -
    Repayment of promissory notes                          (24,887)           -
    ----------------------------------------------------------------------------
    Net cash provided by financing activities               409,390     175,460

 -------------------------------------------------------------------------------
 Increase in cash                                             6,159       7,747

 Cash, beginning of period                                    3,034           -
 -------------------------------------------------------------------------------
 Cash, end of period                                        $ 9,193     $  7,747
 -------------------------------------------------------------------------------
  Supplemental disclosure (see Note 11).

  See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.  General operations:

    MarketU Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations ("Home Finders Realty") in a transaction that was accounted for as a purchase of Home Finders Realty. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities.

   Following the purchase transaction described above, the Company's primary business activity is providing a service which allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites AMRR.com and CMRR.com.

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

   The Company's future operations are dependent upon the Company's ability to secure additional financing. The Company continues to experience negative cash flows from operations and the Company does not have sufficient working capital to sustain operations until April 30, 2002. To date, operations have primarily been financed through the issuance of common stock. There can be no assurance that the Company will be able to secure additional financing or be able to secure such financings on reasonable terms.



2.    Significant accounting policies:

   The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

   (a)      Consolidation:

     The interim consolidated financial statements include the accounts of the Company and its subsidiaries: Most Referred Real Estate Agents Inc., Home Finders Realty Ltd. (collectively "Home Finders Realty"), 604587 British Columbia Ltd. and AMRR.com, Inc.

      All significant inter-company balances and transactions have been eliminated in the interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (b)     Use of estimates:

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

    (c) The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB in conjunction herewith. Operating results for the nine months ended April 30, 2001 are not necessarily indicative of the results that can be expected for the year ending July 31, 2001.


 3. Capital stock:

(a) As of April 30, 2001, the Company has outstanding stock options for the purchase of common shares as follows:

            527,000 shares at $0.43 per share until expiry on August 1, 2003


(b) As of April 30, 2001 the Company had outstanding warrants for the purchase of common shares as follows:

      ---------------------------------------------------------------------
        Number       Exercise Price              Expiration Date
       of shares    Year 1     Year 2         Year 1            Year 2
      ---------------------------------------------------------------------

         200,000     $ 0.75             December 22, 2001
          65,000     $ 1.25             May 1, 2001
          65,000     $ 1.50             May 1, 2001
       1,566,893     $ 0.25    $ 0.30   October 18, 2001    October 18,
                                                            2002
      ---------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

3. Capital stock (continued):

   During the three-month period ended April 30, 2001 the following share transactions occurred:

(a)  On February 10, 2001, 50,000 warrants, exercisable at $0.75, expired.

(b) On February 14, 2001 the Company issued 446,530 common shares to acquire approximately 86.9% of the issued and outstanding common shares of AMRR.com, Inc. (see note 8).

(c) On February 26, 2001 the Company issued 1,000 common shares to an employee, for services rendered, pursuant to the Stock Bonus Plan.

(d) On March 1, 2001, 100,000 outstanding stock options, exercisable at $1.00 per share, expired.

(e) On March 5, 2001 the Company issued 375,000 common shares at $0.20 per share for total proceeds of $75,000. $25,000 was received on March 6, 2001 and two further equal instalments of $25,000 each were received on April 2, 2001 and May 4, 2001.

(f)  On March 10, 2001, 61,500 warrants, exercisable at $0.75, expired.

(g)  On March 17, 2001, 125,667 warrants, exercisable at $1.00, expired.

   Subsequent to April 30, 2001, the following share transactions occurred:

(a) On May 1, 2000, 65,000 warrants, exercisable at $1.25 and 65,000 warrants, exercisable at $1.50, expired.
(b) On May 15, 2001, the Company issued 100,000 stock options exercisable at $0.25 to each of two of its officers, three of its directors and to one consultant of the Company.
(c) On May 7, 2001, the Company issued 63,500 common shares to employees for services rendered, pursuant to the Stock Bonus Plan.
(d) On May 7, 2001, the Company issued 25,000 common shares to a consultant for services rendered, pursuant to the Stock Bonus Plan.
(e) On May 15, 2001, the Company issued 115,000 stock options exercisable at $0.25. 75,000 options were issued to an employee and 40,000 to a consultant.
(f) On May 22, 2001 the Company issued 375,000 units at a price of $0.20 per unit for total proceeds of $25,000 in cash and a $50,000 note receivable. Each unit consists of one common share and a two-year share purchase warrant, allowing for the purchase of one common share per whole warrant exercisable at a price of $0.25 per share. The note receivable is due in two further instalments; $25,000 was received on June 12, 2001 and $25,000 is due on July 13, 2001.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

3.    Capital stock (continued):

(g) On May 29, 2001, the Company issued 150,000 units at a price of $0.20 per unit for total proceeds of $30,000. Each unit consists of one common share and a two-year share purchase warrant. Each whole warrant allows for the purchase of one common share. $30,000 was received on May 29, 2001.

(h) On May 31, 2001, the Company issued 5,000 common shares to a consultant for services rendered, pursuant to its Stock Bonus plan.


 4. Due from shareholder:

    The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.


5. Goodwill:

   -----------------------------------------------------------------------------
                                                                        July 31
                                                          April 30
                                                              2001         2000
   -----------------------------------------------------------------------------
   Cost                                                   $996,085     $996,085
   Accumulated amortization                                332,028       83,007
   -----------------------------------------------------------------------------
   Net book value                                         $664,057     $913,078
   -----------------------------------------------------------------------------


6.  Due to related parties:

   -----------------------------------------------------------------------------
                                                          April 30      July 31
                                                              2001         2000
   -----------------------------------------------------------------------------
   Due to AMRR.com, Inc. ("AMRR"), without interest
     or specified terms of repayment                        $    -      $49,388

   Due to AGM Developments Ltd. ("AGM"), without
     interest of specified terms of repayment               10,222            -
   -----------------------------------------------------------------------------
                                                          $ 10,222     $ 49,388
   -----------------------------------------------------------------------------

    A director of the Company is the sole director of AMRR. On February 14, 2001, the Company acquired AMRR (see note 8). All significant inter-company balances and transaction have been eliminated on consolidation. An officer of the Company is a director and officer of AGM.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

7. Severance costs:

   The Company expects settlements, for past employment services, to be made with former employees in June 2001. The total cost of these settlements is estimated to be $36,000 which will be settled through cash payments over a period of months. The estimated cost of the severance packages has been accrued in the previous period.

8. Acquisition of AMRR.com, Inc.:

   On February 14, 2001, the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR. This transaction was completed by issuing 446,530 common shares of the Company to the shareholders of AMRR in exchange for 223,265 common shares in AMRR.

   Subsequent to the period end and pursuant to the purchase agreement, AMRR purchased for cash, 12.8% of the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 99.7%. The cash outlay by AMRR is recoverable from other parties including the sole director of AMRR. As AMRR has limited assets and operations the minority interest in AMRR is not material.

   The 446,530 common shares issued by the Company on the acquisition has been valued based upon the fair market value of the assets acquired as any goodwill recognized would be fully impaired and written off.

   The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

    ----------------------------------------------------------------------------
    Assets acquired:
      Other current assets                                           $ 2,555
      Fixed assets                                                     8,731

    ----------------------------------------------------------------------------
                                                                      11,286
    Debt to AMRR extinguished on acquisition                          34,615

    ----------------------------------------------------------------------------
    Fair market value of common shares issued upon acquisition       $45,901
    of AMRR
    ----------------------------------------------------------------------------

9. Comparative figures:

   Certain of the comparative period figures have been reclassified to conform with the current period presentation.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

10.   Pro-forma financial information:

   The pro-forma financial information of the Company presented below should be read in conjunction with the enclosed detailed financial statements. The pro forma figures provided give effect to the acquisitions of Home Finders Realty and AMRR as if they have occurred at the beginning of the periods presented. AMRR's operations are not disclosed separately as they are not material.

   Statement of Operations

   ----------------------------------------------------------------------------
                                                         Three     Nine months
                                                         months       ended
                                                         ended      April 30,
                                                        April 30,      2001
                                                          2001     (Pro-forma)
                                                       (Pro-forma)
   ----------------------------------------------------------------------------
   Revenues:
     Referral fees                                      $56,559     $139,667
     Membership dues                                     98,368      215,337
     Other                                                  376        5,793

      -------------------------------------------------------------------------
                                                        155,303      360,797

   Direct costs                                          76,865      195,307
   General and administrative expenses                  220,070      428,886
   Amortization of goodwill                              83,007      249,021
   ----------------------------------------------------------------------------
   Net Loss                                           $ (224,639)  $ (512,417)
   ----------------------------------------------------------------------------

   Pro-forma net loss per common share, basic and         $(0.02)      $(0.06)
     diluted

   Pro-forma weighted average common shares
     outstanding, basic and diluted                    9,280,790    9,205,174
   ----------------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

11.   Statement of Cash Flows supplemental disclosure:

--------------------------------------------------------------------
                                                 Three     Nine months
                                                 months      ended
                                                 ended      April 30,
                                                April 30,     2001
                                                  2001
--------------------------------------------------------------------
Non-cash transactions:
   Purchase of Home Finders Realty for
     common stock and debt, net of cash         $    -   $1,090,518
     acquired
   Notes receivable extinguished on
     acquisition of Home Finders Realty         $    -    $  92,334
   Purchase of AMRR.com, Inc. for common      $ 45,901      $     -
     stock
   Related party payable, extinguished
     on acquisition of AMRR.com, Inc.        $ (34,615)     $     -
Interest paid                                   $  139      $     -
Income taxed paid                               $    -      $     -
--------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations


Revenues and expenses

In the third quarter for fiscal 2001 referral revenues increased by $40,014 or 70.7% over the third quarter for fiscal 2000 on a pro-forma basis and increased by $93,594 or 67% for the nine-month period over the pro-forma nine-month period of fiscal 2000. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee. The Company is continuing to focus its efforts largely on servicing the increase in customer demand for its realtor referral services. Membership revenues decreased from $215,337 for the pro-forma nine-month period of fiscal 2000 to $207,570 or 3.6% for the nine-month period of fiscal 2001. Third quarter membership fees declined 52.8% over pro-forma fiscal 2000 quarter primarily due to a change in the Company's marketing strategy and increased competition from businesses offering website design and hosting services to realtors. The change in the marketing strategy involved moving staff from membership sales to referral services. The Company is planning, however, to increase its membership marketing efforts beginning in the fourth quarter of fiscal 2001 to coincide with the re-launch of its re-designed websites.

Expenses, exclusive of goodwill amortization, increased during the nine months of fiscal year 2001 by $66,845 or 15.6% in comparison to the pro-forma period in the prior year, due to the continued reorganization of sales and marketing departments including hiring additional realtors and support staff to enable the company to meet increased real estate transaction demands, severance costs of $36,000, and costs associated with public company filings with regulatory bodies. General and administrative expenses declined in the third quarter with expenses down 29.7% or $65,343 compared to the pro-forma third quarter of 2000. Management expects expenses will increase in the fourth quarter of fiscal 2001 and may substantially increase should a major growth opportunity present itself.

The Company does have plans to offer its services on a private label basis to Real Estate franchise operators across North America. The volumes of work associated with some of these arrangements may require the Company to expend significant funds some six months in advance of revenues on additional personnel, equipment and facilities.


Stock based compensation

In February 2001 the Company issued 1,000 shares of common stock, pursuant to the Company's Stock Bonus Plan, to an employee for services rendered. Stock compensation expense for the quarter was $190 and $18,700 for the nine months ended April 30, 2001. No stock based compensation was issued in the comparative periods.

Liquidity and Capital Resources

Net cash used in operations for the current nine-month fiscal period was $285,946 as compared to $77,023 in the same period in the prior year. Net cash used in operations was largely a result of net cash losses of $289,332. Net cash used in investing activities was $117,285 for the current period as compared to $90,690 in the comparative nine-month period. The current period result was primarily due to cash costs of equipment, capitalized website development, security deposits and leasehold improvements. Net cash provided by financing activities was $409,390 compared to $175,460 in the comparative period. Net cash provided by financing activities was the largely due to cash generated from the issuance of common stock, subscription receivable and related party advances.

The Company had a working capital deficiency of $183,148 as of April 30, 2001 as compared to $257,198 at July 31, 2000. The company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. The company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. Two private placements raising $75,000 and $30,000 in funds were completed on May 22, 2001 and May 29, 2001, respectively, and will be reflected in the fourth quarter results. Additional private placements are contemplated, but not assured, before the end of the fiscal year.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

          On February 14, 2001 the Company issued 446,430 shares of common stock to acquire 86.9% of the issued and outstanding shares of AMRR.com, Inc. The value of the common shares issued was $45,901, based on the fair value of assets and liabilities acquired and inter-company debt extinguished. See previous comments.

          On February 26, 2001, the Company issued 1,000 shares of common stock to an employee for services rendered, pursuant to its Stock Bonus plan.

          On March 5, 2001, the Company made a private placement of 375,000 shares of common stock for $75,000, to be paid in three instalments of $25,000. The shares were issued subsequent to period end on May 7, 2001, after receipt of final instalment.

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

                                    MARKETU INC.



Date:  June 15, 2001          By:     /s/ Kenneth Galpin
     ------------------             ------------------------------------------
                                      Kenneth Galpin, Director and President


                               By:    /s/ Scott Munro
                                    ------------------------------------
                                      Scott Munro, Principal Financial and
                                      Accounting Officer