Form 10QSB/A
period 2001-04-30
MARKETU INC
filed 2001-06-28
CIK 1047965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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
                                   -------------

                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)
                  ---------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

               Nevada                                     98-0173359
-----------------------                         ------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


     Suite 101, 20145 Stewart Crescent
                Maple Ridge, BC                                    V2X 0T6
------------------------------------------------    --------------------------
(Address of principal executive offices)                 (Postal or Zip Code)

Issuer's telephone number, including area code: 604-460-7634


                                       N/A
                       _________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

            Interim Consolidated Financial Statements of

            MARKETU INC.
            (Expressed in U.S. Dollars)


            Nine months ended April 30, 2001
            (Unaudited)

 MARKETU INC.
 Interim Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

 April 30, 2001 and July 31, 2000

 ------------------------------------------------------------------------------
                                                          April 30      July 31
                                                            2001          2000
 ------------------------------------------------------------------------------
                                                         (Unaudited)
 Assets

 Current assets:
    Cash                                                  $  9,193    $   3,034
    Accounts receivable                                      9,131        6,821
    Prepaid expenses                                        21,567       29,045
    Security deposit                                        18,628       10,810

    ---------------------------------------------------------------------------
                                                            58,519       49,710

 Due from shareholder (Note 4)                              85,553       69,241

 Goodwill (Note 5)                                         664,057      913,078

 Fixed assets                                               86,179       30,094

 Web site development                                       53,296       33,563

 ------------------------------------------------------------------------------
                                                          $947,604   $1,095,686
 ------------------------------------------------------------------------------

 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable and accrued liabilities             $ 165,799    $  95,144
    Unearned revenue                                        65,646      137,489
    Due to related parties (Note 6)                         10,222       49,388
    Promissory notes payable                                     -       24,887
    ---------------------------------------------------------------------------
                                                           241,667      306,908

 Stockholders' equity:
    Common stock - 50,000,000 authorized, 9,085,684
    issued          (July 31, 2000 - 5,054,367)              8,550        5,054
    Additional paid in capital                             846,624      330,376
    Series A preferred stock - 10,000,000
    authorized,              4,500,000 issued              759,375      759,375
    Deficit                                              (905,612)    (306,932)
    Accumulative other comprehensive income (loss):
       Cumulative exchange adjustment                      (3,000)          905
     ---------------------------------------------------------------------------
                                                           705,937      788,778

 Subsequent events (Note 3)
 -------------------------------------------------------------------------------
                                                         $ 947,604   $1,095,686
 -------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

 MARKETU INC.
 Interim Consolidated Statements of Operations
 (Expressed in U.S. Dollars)
 (Unaudited)

 --------------------------------------------------------------------------------------
                                   Three months Three months  Nine months  Nine months
                                          ended        ended        ended        ended
                                       April 30     April 30     April 30     April 30
                                           2001         2000         2001         2000
 --------------------------------------------------------------------------------------
 Revenue:
    Referral fees                      $ 96,573      $     -     $233,261      $     -
    Membership dues                      46,437            -      207,570            -
    Miscellaneous revenue                 2,935            -       11,776            -
    -----------------------------------------------------------------------------------
                                        145,945            -      452,607            -
 Direct costs:
    Commission                           11,490            -       54,564            -
    Courier                                 377            -        1,120            -
    Credit card                             985            -        4,053            -
    Telephone                             6,329            -       20,163            -
    Wages and benefits                   67,283            -      175,236            -
    Web site maintenance and                                                         -
    development                          16,550            -       51,399
    -----------------------------------------------------------------------------------
                                        103,014            -      306,535            -
 --------------------------------------------------------------------------------------
 Gross margin                            42,931            -      146,072

 General and administrative
 expenses:
    Advertising and promotion               314            -        1,815            -
    Amortization      - capital           4,962            -       11,018            -
    costs
              - goodwill                 83,007            -      249,021            -
    Automobile                                -            -          866            -
    Bank charges and interest               714          264        3,860          264
    Computer services                     1,909            -        4,530            -
    Consulting services                       -       20,600            -       30,600
    Insurance and licensing               2,582            -        6,400            -
    Investor relations and                8,100            -       18,630            -
    marketing
    Membership and dues                     102            -          180            -
    Office lease                          6,915        5,250       16,203       10,000
    Office supplies                       2,797        1,116        7,025        1,116
    Professional fees                    35,966          214      112,554       48,237
    Maintenance and utilities             1,221            -        4,552            -
    Management fees                      24,714            -       94,272            -
    Severance costs (Note 7)                  -            -       36,000            -
    Stock transfer and filings                -            -        2,152        1,775
    Telephone                             1,696            -        3,842            -
    Travel                                9,681            -       27,225            -
    Wages and benefits                   53,054            -      144,607            -
    -----------------------------------------------------------------------------------
                                        237,734       27,444      744,752       91,992
 --------------------------------------------------------------------------------------
 Net loss for the period             $(194,803)   $ (27,444)   $(598,680)   $ (91,992)
 --------------------------------------------------------------------------------------

 Net loss per common share,
 basic and diluted                   $   (0.02)   $   (0.01)   $   (0.05)   $   (0.02)
 Weighted average common shares
  outstanding, basic and diluted     12,912,614    4,805,448   11,414,139    4,680,516
 --------------------------------------------------------------------------------------

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
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements

MARKETU INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

 ------------------------------------------------------------------------------
                                                       Nine months  Nine months
                                                          ended        ended
                                                         April 30     April 30
                                                           2001         2000
 ------------------------------------------------------------------------------

 Cash flows from operating activities:
    Loss for the period                                  $(598,680)    $(91,992)
    Items not involving cash:
    Amortization                                            260,039           --
    Amortization of web site development costs               30,609           --
    Stock based compensation                                 18,700           --
    Changes in operating asset and liabilities:                               --
       Accounts receivable                                      267           --
       Prepaid expenses                                       7,478           --
       Accounts payable and accrued liabilities              67,484       14,969
       Unearned revenue                                    (71,843)           --
   ----------------------------------------------------------------------------
     Net cash used in operating activities                 (285,946)    (77,023)

 Cash flows from investing activities:
    Acquisition of fixed assets                            (59,125)           --
    Cash acquired on acquisition of Home Finders
    Realty                                                       --        1,644
    Notes issued to Home Finders Realty prior to
     acquisition                                                 --     (92,334)
    Web site development                                   (50,342)           --
    Security deposits                                       (7,818)           --
--------------------------------------------------------------------------------
 Net cash used in investing activities                    (117,285)     (90,690)

 Cash flows from financing activities:
    Net proceeds from issuances of and
     subscriptions for common stock                         435,143      200,000
    Stock subscription receivable                            20,000           --
    Advances from related parties                            10,222           --
    Repayment of advances to related party                 (14,773)     (24,540)
    Advances to shareholders                               (16,315)           --
    Repayment of promissory notes                          (24,887)           --
   ----------------------------------------------------------------------------
    Net cash provided by financing activities               409,390      175,460

 ------------------------------------------------------------------------------
 Increase in cash                                             6,159        7,747
 Cash, beginning of period                                    3,034           --
 ------------------------------------------------------------------------------
 Cash, end of period                                        $ 9,193     $  7,747
 ------------------------------------------------------------------------------

  Supplemental disclosure (see Note 11).

      See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)

-------------------------------------------------------------------------------

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

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
----------------------------------------------------------------------------


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
      ---------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
-----------------------------------------------------------------------------


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

(e) On March 5, 2001 the Company sold 375,000 common shares at $0.20 per share for total proceeds of $75,000. $25,000 was received on March 6, 2001 and two further equal instalments of $25,000 each were received on April 2, 2001 and May 4, 2001.

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

(c) On May 7, 2001, the Company issued 38,500 common shares to employees for services rendered, pursuant to the Stock Bonus Plan.

(d) On May 7, 2001, the Company issued 50,000 common shares to two consultants for services rendered, pursuant to the Stock Bonus Plan.

(e) On May 15, 2001, the Company issued 115,000 stock options exercisable at $0.25. 75,000 options were issued to an employee and 40,000 to a consultant.

(f) On May 22, 2001 the Company sold 375,000 units at a price of $0.20 per unit for $25,000 in cash and a $50,000 note receivable. Each unit consists of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.25 per share at any time prior to July 13, 2003. The note receivable is due in two instalments; $25,000 was received on June 12, 2001 and $25,000 is due on July 13, 2001.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

3.    Capital stock (continued):

(g) On May 29, 2001 the Company sold 150,000 units at a price of $0.20 per unit for total proceeds of $30,000. Each unit consists of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.25 per share at any time prior to May 29, 2003. $30,000 was received on May 29, 2001.

(h) On May 31, 2001, the Company issued 5,000 common shares to a consultant for services rendered, pursuant to its Stock Bonus plan.


 4. Due from shareholder:

    The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.


5. Goodwill:

   -----------------------------------------------------------------------------
                                                           April 30     July 31
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

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
------------------------------------------------------------------------------


7. Severance costs:

The Company expects settlements, for past employment services, to be made with former employees in June 2001. The total cost of these settlements is estimated to be $36,000 which will be settled through cash payments over a period of months. The estimated cost of the severance packages has been accrued as at April 30, 2001.


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

The 446,530 common shares issued by the Company on the acquisition has been valued based upon the fair market value of the assets acquired.

The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

    ---------------------------------------------------------------------------
    Assets acquired:
      Other current assets                                            $ 2,555
      Fixed assets                                                      8,731
    ---------------------------------------------------------------------------
                                                                       11,286

    Debt to AMRR extinguished on acquisition                           34,615
   ----------------------------------------------------------------------------
     Fair market value of common shares issued upon acquisition       $45,901
    of AMRR
    --------------------------------------------------------------------------

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

   Statement of Operations

   ----------------------------------------------------------------------------
                                                       Three       Nine months
                                                       months         ended
                                                       ended        April 30,
                                                      April 30,        2000
                                                        2000       (Pro-forma)
                                                     (Pro-forma)
   ----------------------------------------------------------------------------
   Revenues:
     Referral fees                                     $56,559       $139,667
     Membership dues                                    98,368        215,337
     Other                                                 376          5,793
                                                   --------------------------
                                                       155,303        360,797

   Direct costs                                         76,865        195,307
   General and administrative expenses                 220,070        428,886
   Amortization of goodwill                             83,007        249,021
   ----------------------------------------------------------------------------
   Net Loss                                         $ (224,639)    $ (512,417)
   ----------------------------------------------------------------------------

   Pro-forma net loss per common share, basic and       $(0.02)        $(0.06)
     diluted

   Pro-forma weighted average common shares
     outstanding, basic and diluted                  9,280,790       9,205,174
   ----------------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

11.   Statement of Cash Flows supplemental disclosure:

--------------------------------------------------------------------
                                                  Three      Nine months
                                                 months         ended
                                                 ended        April 30,
                                                April 30,        2001
                                                  2001
-------------------------------------------------------------------------------
Non-cash transactions:
   Purchase of Home Finders Realty for
     common stock and debt, net of cash         $    -        $1,090,518
     acquired
   Notes receivable extinguished on
     acquisition of Home Finders Realty         $    -         $  92,334
   Purchase of AMRR.com, Inc. for common      $ 45,901         $       -
     stock
   Related party payable, extinguished
     on acquisition of AMRR.com, Inc.       $ (34,615)         $      -
Interest paid                               $     139          $      -
Income taxed paid                           $       -          $      -
------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations


Revenues and expenses

Revenues during the nine months ended April 30, 2001 were less than expected due to technical problems during the summer of 2000. These technical problems included: software failures that resulted in the Company being unable to view customer information by means of its websites and website server hardware failures that caused the Company's websites to be unavailable to its customers for significant periods of time. The Company has taken steps to prevent these technical problems from reoccurring. The steps include the installation of additional computer systems and upgrading existing computer systems, the implementation of a system backup program, relocating the computers serving the Company's website to a facility with greater backup systems, and the establishment of a 24-hour automated alert system for the Company's technical staff.

Referral revenues increased by $96,573 during the third quarter of 2001 over the third quarter of fiscal 2000 and increased by $233,261 for the current nine-month period over the nine-month period of fiscal 2000 as a result of the acquisition of Home Finders Realty. The Company is continuing to focus its efforts primarily on its realtor referral services. As a result, referral revenues, on a pro-forma basis, for the quarter increased $40,014 or 70.7% over the third quarter of fiscal 2000 and increased by $93,594 or 67% during the current nine-month period over the nine-month period of fiscal 2000. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee.

Membership revenues increased by $207,570 during the current nine-month period over the comparative period in 2000 as a result of the acquisition of Home Finders Realty. On a pro-forma basis, membership revenues decreased from $215,337 for the nine-month period of fiscal 2000 to $207,570 for the nine-month period of fiscal 2001. Pro forma third quarter membership dues declined 52.8% over the fiscal 2000 quarter primarily due to a change in the Company's marketing strategy and increased competition from businesses offering website design and hosting services to realtors. The change in the marketing strategy involved moving staff from membership sales to referral services. The Company is planning, however, to increase its membership marketing efforts beginning in the fourth quarter of fiscal 2001 to coincide with the launch of its re-designed websites.

Direct costs for the three and nine months ended April 30, 2001 increased by $26,149 and $111,228 respectively in comparison to the pro-forma periods in the prior year. This increase is due to the hiring of additional realtors and support staff to enable the Company to meet increased real estate transaction demands.

General and administrative expenses, exclusive of goodwill amortization, increased during the nine months of fiscal year 2001 by $403,739 in comparison to the same period in the prior year. Prior year expenses of $91,992 represent only those expenses of the Company prior to the acquisition of Home Finders Realty and were incurred when the Company was considered to be a development stage enterprise. General and administrative expenses, exclusive of goodwill amortization, increased during the nine months of fiscal year 2001 by $66,845 or 15.6% in comparison to pro forma general and administrative expenses during the prior period due to the reorganization of management and the sales and marketing departments, severance costs of $36,000 related to terminated employees, costs associated with the redesign of web sites to incorporate updated software and graphical enhancements, and increased legal and accounting costs associated with the Company's filings with the Securities and Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Exchange Commission. As a result of the use of purchase method accounting for the acquisition of Home Finders Realty, goodwill of $996,085 was recorded in fiscal 2000 of which $249,021 was amortized during the nine months ended April 30, 2001.

General and Administrative expenses in the third quarter declined by $65,343 from pro forma general and administrative expenses during the comparable quarter in the prior period due to decreased professional fees.

Management expects expenses will increase in the fourth quarter of fiscal 2001. The Company has plans to offer its services on a private label basis to Real Estate franchise operators across North America. The volumes of work associated with some of these arrangements may require the Company to expend significant funds some six months in advance of revenues on additional personnel, equipment and facilities.

Stock based compensation

In February 2001 the Company issued 1,000 shares of common stock, pursuant to the Company's Stock Bonus Plan, to an employee for services rendered. Stock compensation expense for the quarter was $190 and $18,700 for the nine months ended April 30, 2001. No stock based compensation was required to be recorded in the comparative periods.

Liquidity and Capital Resources

The Company had a working capital deficiency of $183,148 as of April 30, 2001 as compared to $257,198 as at July 31, 2000.

During the nine months ended April 30, 2001 the Company used cash of $285,946 in its operations. During this same period, the Company spent $117,285 on equipment, web site development and security deposits to expand and upgrade its systems. Cash required by the Company during the period was generated primarily through the sale of common stock and warrants.

The Company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. The Company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. Two private placements raising $75,000 and $30,000 were completed on May 22, 2001 and May 29, 2001, respectively, and will be reflected in the fourth quarter results. Additional private placements are contemplated, but not assured, before the end of fiscal year.

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



Date:  June 26, 2001          By:     /s/ Kenneth Galpin
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