Form 10KSB/A
period 2000-07-31
MARKETU INC
filed 2001-08-03
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                   (Mark One)

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

                       Suite 101 - 20145 Stewart Crescent
                  Maple Ridge, British Columbia, Canada V2X 0T6
         ------------------------------------------ --------------------
                (Address of Principal Executive Office) Zip Code

       Registrant's telephone number, including Area Code: (604)-460-7634
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act :
                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended July 31, 2000 were $184,060.

The aggregate market value of the voting stock held by non-affiliates of the Company, (5,651,751 shares) based upon the average bid and asked prices of the Company's common stock on July 13, 2001 was approximately $1,271,600 (average bid to ask on July 13, 2000 was $0.225).

Documents incorporated by reference: None

As of July 13, 2001 the Company had 9,704,184 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

North American Resorts & Golf, Inc. ( "NARG" or, subsequent to April 28, 2000, the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. To April 28, 2000, it was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, NARG acquired two Canadian subsidiaries in a series of transactions that were originally accounted for as a recapitalization of the Canadian subsidiaries, as discussed in the original 10-KSB filing dated November 22, 2000. In late April 2001, after review and consultation with the staff of the Securities and Exchange Commission ("SEC") it was concluded that as the former shareholders of Canadian subsidiaries, which entities were under common control, held only 47.4% of the Company immediately after the transaction, and that notwithstanding that the Company's sole business activity was of the Canadian subsidiaries, recapitalization accounting treatment was not in accordance with generally accepted accounting principles in the United States, and the transaction was to be accounted for as a business combination utilizing the purchase method with NARG identified as the acquirer. The acquired Canadian subsidiaries were Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively "Home Finders Realty").

The impact of the change in accounting methods on previously issued financial statements is as follows:

Increase (decrease) from the following previously-reported amounts:

Balance sheet

                                            July 31,     December 31,
                                              2000           1999
                                           ---------     -------------
    Current assets                        $        -     $    (51,748)
    Fixed assets                                   -          (34,698)
    Other assets                                   -          (68,649)
    Goodwill                                 913,078                -
                                          ----------     ------------
                                          $  913,078     $   (155,095)

   Current liabilities                    $        -     $   (328,190)
   Stockholder's equity                      913,078          173,095
                                          ----------     ------------
                                          $  913,078     $   (155,095)
                                          ==========     ============

Income Statement

Previously, the Company reported Home Finders Realty's historic operations which were as follows:

                                        Seven
                                 months ended     Year ended    Year ended
                                      July 31   December 31,  December 31,
                                         2000           1999          1998
                                  -----------    -----------   ------------

    Revenue                        $  379,344     $  572,855   $   413,647
    Cost of sales                    (133,733)      (227,846)     (295,735)
    General and administrative
     Expenses                        (305,856)      (320,694)     (218,702)
                                   ----------     ----------   -----------
    Net income (loss)              $  (60,245)    $   24,315   $  (100,790)
                                   ==========     ==========    ===========



Home Finders Realty's operations are now included only since date of acquisition of April 28, 2000. The Statements of Cash Flows, Stockholders' Equity (Deficiency) and Comprehensive Loss have been restated to reflect the change in accounting for this transaction. Prior to the purchase transaction, NARG had conducted only limited operations and had not commenced an active business. The purchase transaction is detailed in Note 2(a) of the Consolidated Financial Statements of the Company included herein.

The steps utilized to complete the acquisition of Home Finders Realty were as follows:

(i) the Company incorporated 604587 British Columbia Ltd. ("604587"), as a wholly-owned subsidiary, to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations.

(ii) 604587 issued 4,500,000 non-voting preferred shares and the Company issued 4,500,000 voting Series A preferred shares, to the former shareholders of Home Finders Realty in exchange for all of the issued and outstanding common shares of Home Finders Realty. The non-voting preferred shares have nominal value and are not entitled to equity of the Company beyond their nominal value. The non-voting shares were issued to facilitate the exchange of the voting Series A preferred shares at a future date and to allow the Canadian shareholders of Home Finders Realty to complete the transaction on a tax-deferred basis.

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

The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company at any time at their option.

This business combination has been accounted for as a purchase of Home Finders Realty by the Company.

The business of the Company is now that which is being conducted by Home Finders

Realty and any reference to the Company is, unless otherwise indicated, also a reference to Home Finders Realty.

On June 27, 2000 the Company's shareholders approved a resolution to change the name of the Company to MarketU Inc. Business The Company provides a service which allows a homebuyer or seller ("Customer") wanting to purchase or sell a property or residence in another city, to locate a realtor to assist in the real estate transaction. The Company's services are primarily designed for a residential Customer who is relocating to another area and needs realtor assistance with buying a residence in the new area and/or selling their current home. In most cases, the potential Customer is not familiar with realtors in the city where the Customer plans to relocate. The Company's referral services are available through the Company's AMRR.COM or CMRR.COM websites, or by phoning a 1-800-414-5655 hotline.

The Company generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a Customer buys or sells a house through a member realtor. Memberships are available to licensed realtors who have been nominated by their peers, based on a reputation in their community for providing a high level of customer service.

The Company's subsidiary, Most Referred Real Estate Agents Inc. is licensed as a real estate broker only in British Columbia, Canada. While one Company employee is licensed as a broker and five Company employees are licensed as realtors in British Columbia, Canada, none of the Company's employees are licensed as brokers or realtors in the United States.

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

The Company offers full and associate memberships. The average membership currently costs $39.95 per month, or an optional $399.00 per year. With a full membership the realtor's name, company logo, picture, biographical information, and awards are displayed on the Company's website. A full member agrees to pay the Company referral fees equal to 25% of any gross commissions earned by the member from the sale of a residence by or to a person referred by the Company.

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

Between August 1, 1999 and July 31, 2000 the Company earned approximately $235,000 in referral fees from approximately 280 residential real estate closings. This includes referral fees of approximately $140,000 earned by Home Finders Realty prior to the April 28, 2000 acquisition by the Company and business combination.

The Company currently markets its services exclusively on the Internet. The Company maintains in excess of 20,000 search engine listings which currently result in approximately 200,000 visits per month to the Company's website.

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

Government Regulation.

The Company's subsidiary, Most Referred Real Estate Agents Inc., is federally registered in Canada and is a licensed real estate broker in British Columbia, Canada, which legally allows Most Referred to receive real estate commissions from anywhere in Canada. Although Most Referred Real Estate Agents Inc. or the Company is not licensed in the United States, the Company is of the opinion, based upon its discussions with numerous realty boards in Canada and the United States, that the payment of referral fees by U.S. real estate agents or realtors is permitted by all applicable laws and regulations. Although in some states the Company is required to comply with certain regulations relating to the payment of referral fees, the Company does not believe that present or future compliance with these regulations will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to comply with any future regulations which may be adopted by state or provincial authorities or that compliance with any future regulations will make it uneconomical for the Company to operate in a particular state or province. It is also apparent to the Company that such regulations would have a similar impact on the Company's competition and other real estate brokerage companies which may refer customers from state to state or from the United States of America to Canada and vice versa. Prior to December 31, 2001 the Company plans to be licensed in one or more states in the United States.

Employees

As of July 13, 2001 the Company employed eighteen people on a full-time basis. One employee is licensed as a broker and five employees are licensed as realtors in British Columbia, Canada.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Suite 101, 20145 Stewart Crescent, Maple Ridge, B.C., Canada. MarketU is leasing this 5,800 square feet of operations and executive offices at a rate of $2,325 per month until March 30, 2003. This space is considered to be suitable for the Company's current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of July 13, 2000, there were approximately 90 record owners of the Company's common stock. The Company's common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "MKTU". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.

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

The average bid to ask price of the Company's stock on July 13, 2001 was $0.225.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and the Company does not have any current plans to pay any common stock dividends. During the year ending December 31, 1999 Home Finders Realty, prior to its acquisition by the Company, paid a dividend of $13,300 to William Coughlin, who is a director of the Company.

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

(iii)The Company issued 4,500,000 voting Series A preferred shares to the former shareholders of Home Finders Realty.

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
     =========             =========                  =========

The effective 4,500,000 common shares issued by NARG on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced. The consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 28, 2000, the acquisition date, which are as follows:

          ---------------------------------------------------
          Assets acquired:
             Cash                                $     1,644
             Other current assets                     50,968
             Fixed assets                             32,869
             Other assets                            102,930
             ------------------------------------------------
                                                     188,411
          Goodwill                                   996,085
          ---------------------------------------------------
                                                   1,184,496
          Less:
             Debt assumed on acquisition            (332,787)
          Note receivable due from Home Finders
           Realty extinguished on acquisition        (92,334)
          ---------------------------------------------------
                                                    (425,121)
           ---------------------------------------------------
          Fair market value of Series A
           preferred shares issued upon
           acquisition of Home Finders Realty    $   759,375
           ---------------------------------------------------


The pro forma statement of operations for the Company for the years ended July 31, 2000 and 1999, giving effect to the acquisition of Home Finders Realty as if it had occurred at the beginning of each of the years presented is as follows:

                              Year ended       Year ended
                           July 31, 2000    July 31, 1999
                              (Unaudited)      (Unaudited)
                           --------------   --------------
   Revenue
    Membership                $  378,656       $  275,844
    Referral fees                232,454           77,936
    Other                          4,745               -
    ------------------------------------------------------
                                 615,855          353,780
   Cost of sales                 275,941          228,638
   -------------------------------------------------------
   Gross margin                  339,914          125,142

   General and administrative
    Expenses                     618,800          172,078
   Amortization of goodwill      332,028          332,028
   -------------------------------------------------------
                                 950,828          504,106
   -------------------------------------------------------
   Pro forma net loss         $ (610,914)     $  (378,964)
   Pro forma net loss per
    share, basic and diluted  $    (0.10)     $     (0.08)
                              ===========     ============



The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report.




                              July 31, 2000     July 31, 1999
                              -------------     -------------
Current Assets                 $    49,710         $    -
Total Assets                     1,095,686              -
Current liabilities                306,908          24,540
Total liabilities                  306,908          24,540
Working Capital Deficit           (257,198)         24,540
Stockholders' Equity               788,778         (24,540)

                                                       Pro-forma      Pro-forma
                        Year Ended     Year Ended     Year Ended     Year Ended
                     July 31, 2000  July 31, 1999  July 31, 2000  July 31, 1999
                     -------------  -------------  -------------  -------------
Revenues
  Referral fees         $  94,563       $      -      $  232,454     $  77,936
  Membership dues          86,100              -         378,656       275,844
  Other                     3,397              -           4,745             -
                        ---------      ---------       ---------     ---------
                          184,060              -         615,855       353,780
Direct costs               73,973              -         275,941       228,638
General and admin-
 istrative expenses       222,792          8,783         618,800       172,078
Amortization of goodwill   83,007              -         332,028       332,028
                         --------      ---------       ---------     ---------
Net Income (Loss)       $(195,712)     $  (8,783)      $(610,914)    $(378,964)
                        =========      =========       =========     =========

(1) Pro forma figures provided give effect to the acquisition of Home Finders Realty as if it has occurred at the beginning of the periods presented.

Year Ending July 31, 2000

Revenues for the year ended July 31, 2000 were $184,060 compared to $0 for the previous year ended July 31, 1999. This increase is due to the acquisition of Home Finders Realty. Revenues, on a pro forma basis, were $615,855 for the year ended July 31, 2000 compared to $353,780 for the year ended July 31, 1999. This is an increase of approximately 74.1% over the pro forma year ended July 31, 1999. This increase is due primarily to increased demand for the Company's services.

Gross margin for the year ended July 31, 2000 was $110,087 (59.8%) compared to $0 for the prior year. Pro forma gross margin was $339,914 (55.2%) compared to the prior year ended July 31, 1999 which was $125,142 (35.4%) on a pro forma basis. Gross margin continues to increase as costs of providing the services are reduced. Direct operating costs are expected to be reduced further in future years.

General and administrative expenses, excluding goodwill, were $222,792 compared to $8,783 in the year ended July 31, 1999. The increase in expenses is due to the acquisition of Home Finders Realty. Pro forma general and administrative expenses, excluding goodwill, were $618,800 compared to $172,078 for the year ended July 31, 1999. The increase in pro-forma general and administrative costs result from an increase in information technology expenditures, professional fees related to the acquisition, public company filings and other transactions and an increase in compensation paid to senior management and directors.

Year Ending July 31, 1999

Revenues for the year ended July 31, 1999 were $0 or $353,780 on a pro forma basis. During 1998, Home Finders Realty focused on establishing it's initial membership base. Referrals to the baseline membership in 1999 increased significantly resulting in the increase in referral revenues in 1999.

During 1999, on a pro forma basis Home Finders Realty reduced costs associated with the development of the initial membership list in relation to referral revenue. Costs needed to generate memberships are much higher than those associated with referral fees.

Liquidity and Sources of Capital

During the year ended July 31, 2000 the Company's operations used $102,598 in cash and the Company spent approximately $16,569 on website development and the purchase of property and equipment. The Company also advanced $92,334 to Home Finders Realty in anticipation of completion of the acquisition. The note from Home Finders Realty was extinguished on acquisition and forms part of the goodwill acquired in the purchase of Home Finders Realty. Cash required by the Company during the year was generated primarily through the sale of common stock and warrants. Subsequent to July 31, 2000, the Company issued 4,104,787 common shares for cash consideration of approximately $650,000.

Working capital deficiency at July 31, 2000 was $182,922 versus $24,540 at July 31, 1999. Subsequent to the year end the Company received approximately $650,000 in private placement funds which has significantly reduced the working capital deficiency.

During the twelve months ending July 31, 2002, the Company expects to expand its operations and add additional employees. The Company's anticipated cash requirements during these next twelve months are as follows:

      General and Administrative expenses      $   375,000
      Marketing expenses                         2,000,000
      Software development                          50,000
      Payment of liabilities                        75,000
                                             -------------
                                                $2,500,000

The Company expects to obtain the additional capital it needs through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. Two private placements raising $75,000 and $30,000 were completed on May 22, 2001 and May 29, 2001, respectively. There can be no assurance that The Company will be successful in obtaining the additional capital which it will need to expand its operations. If The Company is unable to raise the capital which it requires, The Company may have to postpone its expansion plans.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Effective October 19, 2000 the Company retained KPMG LLP ("KPMG") to act as its auditors. In this regard KPMG replaced Morgan & Company which had previously audited the Company's financial statements for the fiscal years ended July 31, 1999 and 1998. The reports of Morgan & Company for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Morgan & Company would have caused Morgan & Company to make reference to such disagreements in its reports.

The Company has authorized Morgan & Company to discuss any matter relating to the Company's operations with KPMG.

The change in auditors was recommended and approved by the Company's board of directors. The Company does not have an audit committee.

During the two most recent fiscal years and subsequent interim period ending October 19, 2000 the Company did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or what is defined as a reportable event by the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's officers and directors are as follows:

     Name                    Age      Position
     ----                    ---      --------
     Kenneth Galpin           42      President and a Director
     Scott Munro              32      Treasurer and Principal Financial
     Officer
     George Shahnazarian      44      Secretary
     William Coughlin         48      Director
     Glenn Davies             46      Director
     Ken Landis               42      Director
     David Woodcock           69      Director

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

William Coughlin was the Company's President between April 28, 2000 and September 2000. Mr. Coughlin has been an director of the Company since April 28, 2000. Mr. Coughlin was the Company's Product and Development Officer from September 2000 to December 2000. Mr. Coughlin has been the President of Home Finders Realty since October 1998. Between 1982 and 1998 Mr. Coughlin was a realtor with Re/Max Little Oak Realty Ltd. in Abbotsford, British Columbia.

Scott Munro has been an officer of the Company since April 28, 2000. Prior to joining the Company Mr. Munro was controller for Home Finders Realty Ltd. Mr. Munro was general manager of EnviroCoatings Inc. from January of 1998 to January of 1999, where he developed a business and marketing plan. Mr. Munro also managed Club Fit Inc., a chain of 8 fitness facilities, from October 1995 to March 1997. From April 1992 to September 1995, Mr. Munro was controller for Campbell Helicopters Ltd., a national helicopter company.

George Shahnazarian has been the Company's Secretary since September 2000. Mr. Shahnazarian has also been the Chief Financial Officer and part owner of M.G.A. Connectors in Maple Ridge, B.C. since 1985. M.G.A. Connectors is a manufacturer of fasteners and connectors for the construction industry.

William Coughlin was the Company's President between April 28, 2000 and September 2000. Mr. Coughlin has been an director of the Company since April 28, 2000. Mr. Coughlin was the Company's Product Development Officer between September and December 2000. Mr. Coughlin has been the President of Home Finders Realty since October 1998. Between 1982 and 1998 Mr. Coughlin was a realtor with Re/Max Little Oak Realty Ltd. in Abbotsford, British Columbia.

Glenn Davies has been a director of the Company since December 2000. For the past five years Mr. Davies has been the owner of Beacom Online Systems Inc.

Ken Landis has been a director of the Company since December 2000. For the past five years Mr. Landis has been the owner of Landmark Structural Lumber and Truss. David Woodcock has been a director of the Company since December 2000. Since 1990 Mr. Woodcock has been the Managing Director of Harrell, Woodcock and Linkletter, an international consulting firm that assists corporations in the development and implementation of marketing plans.

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

On December 18, 2000:

o At the Company's annual shareholders meeting, William Coughlin, Glenn Davies, Kenneth Galpin, Ken Landis, George Shahnazarian and David Woodcock were elected directors of the Company.
o George Shahnazarian resigned as a director on December 19, 2000, but remained the Secretary of the Company.
o The Company's Board of Directors elected Kenneth Galpin as President, George Shahnazarian as Secretary and Scott Munro as Treasurer.

On September 21, 2000, Khachik Toomian acquired 2,000,000 shares of the Company's common stock from Christine Cerisse for $153,000 in cash.

On September 21, 2000, 612559 B.C. Ltd. (see Item 11 - Security Ownership Of Certain Beneficial Owners And Management) acquired 250,000 shares of the Company's common stock from Christine Cerisse for $50,000. 612559 B.C. Ltd. agreed to purchase 500,000 additional shares of the Company's common stock owned by Ms. Cerisse for $150,000 on or before the 30th day that a registration statement with respect to these shares becomes effective. As part of its agreement with Ms. Cerisse, 612559 B.C. Ltd. has the right to vote these 500,000 shares and is deemed to be the beneficial owners of these shares.

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

Ken Galpin and George Shahnazarian are both directors and officers of 612559 B.C. Ltd. Mr. Galpin and Mr. Shahnazarian are also a director and officers of the Company, and Mr. Toomian is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Mr. Shahnazarian and Mr. Galpin, on behalf of 612559 have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of the Company and any matters proposed at the shareholders meetings, to accomplish the same business ends.

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

                                                  Other        Re-
                                                  Annual    stricted
                                                  Compen-     Stock    Options
      Name and       Fiscal    Salary    Bonus    sation    Awards     Granted
Principal Position    Year      (1)       (2)      (3)        (4)       (5)
------------------   ------    ------    ------   ------    ------    ---------

William Coughlin,    2000     $36,700       $0         $0        0           0
Chief Executive      1999     $28,700       $0    $13,300        0           0
Officer prior to
September 21, 2000

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

                                  Proposed              Time to be Devoted
Name                             Compensation         To Company's Business
----------------                 -------------        ---------------------
Kenneth Galpin                   $4,000  per month          100%
William Coughlin                 $6,667  per month          100%
Scott Munro                      $2,667  per month          100%
George Shahnazarian              $0  per month              25%

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


                                         % of Total
                                            Options
                                            Granted
                                          to Employees  Exercise
                 Date        Options        Officers    Price Per  Expiration
Name             of Grant   Granted (#)   & Directors     Share       Date
-----------      --------   -----------   -----------   ---------  ----------

Scott Munro      6/02/00      50,000           4.3%         $0.43    8/01/03
Robert Dent      3/01/00     100,000(1)        8.5%         $1.00    3/01/01
James Sanford    3/01/00     100,000(1)        8.5%         $1.00    3/01/01
James Sanford    6/02/00      50,000(2)        4.3%         $0.43    8/01/03
Christine
 Cerisse        12/06/99     400,000(1)       34.1%         $0.25   12/06/01
Christine
 Cerisse         3/01/00     100,000           8.5%         $1.00    3/01/01

(1)   These options were cancelled effective September 21, 2000.

(2)   40,000 of these options were cancelled effective September 21, 2000.

Option Exercises and Option Values

                                              Number of
                                             Securities        Value of
                                             Underlying       Unexercised
                                            Unexercised       In-the-Money
                                            Options at        Options at
                                            July 31, 2000     July 31, 2000
Shares Acquired                  Value      Exercisable/      Exercisable/
Name on Exercise (1)           Realized(2) Unexercisable(3)  Unexercisable(4)
----------------------------   ----------- ----------------- ----------------

Scott Munro           --            --        50,000/--            --/--
Robert Dent           --            --       100,000/--(5)         --/--
James Sanford         --            --       100,000/--(5)         --/--
James Sanford         --            --        50,000/--(6)         --/--
Christine Cerisse     --            --       400,000/--(5)    $48,000/--
Christine Cerisse     --            --       100,000/--            --/--

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

Summary.

The following sets forth certain information as of July 13, 2001 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

                              Total        Shares                   Remaining
                              Shares     Reserved for   Shares     Options/
                             Reserved    Outstanding   Issued As    Shares
Type of Option              Under Plans    Options    Stock Bonus Under Plans
--------------              -----------  -----------  ----------- -----------

Incentive Stock Option Plan     500,000      50,000         N/A      450,000
Non-Qualified Stock Option
 Plan                         1,500,000   1,059,000         N/A      441,000
Stock Bonus Plan                500,000         N/A     169,500      330,500
Options outside of plans            N/A     130,000         N/A          N/A

In August 2000, Scott Munro and James Sanford were issued 15,000 and 56,000 shares, respectively, of common stock from the Company's Stock Bonus Plan for services rendered. In November 2000, Rupinder Nanuwa was issued 4,000 shares of common stock from the Company's Stock Bonus Plan for services rendered. In February 2001, Christine Strecko was issued 1,000 shares of common stock from the Company's Stock Bonus Plan for services rendered. In May 2001, Stan Penny was issued 25,000 shares, Pamela Mackie - 50,000 shares, Millie Wolfram - 4,000 shares, Norah Read - 5,000 shares, Lori Goodkey - 2,500 shares, Lesly Matter - 2,000 and Justin Van Dyken - 5,000 shares, of common stock from the Company's Stock Bonus Plan.

The following tables lists all options and warrants granted by the Company as of July 13, 2001, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

                         Shares Issuable Upon     Option       Expiration
Name                      Exercise of Options  Exercise Price  Date of Option
----                     --------------------  --------------  --------------

Scott Munro                    50,000               $0.43          08/01/03
                               75,000               $0.25          06/01/03

Christine Cerisse  *          100,000 (1)           $1.00          03/01/01

James Sanford  *               10,000               $0.43          08/01/03

Ken Galpin                    100,000                $0.25         06/01/03

George Shahnazarian           100,000               $0.25          06/01/03
                              150,000               $0.25          05/28/03

Glenn Davies                  100,000               $0.25          06/01/03

Ken Landis                    100,000               $0.25          06/01/03

David Woodcock                100,000               $0.25          06/01/03

Company employees, former
   employees and consultants  444,000               $0.43          08/01/03
                               40,000               $0.25          06/01/03

Other option holders          130,000               $0.43          08/01/03
Warrantholders              2,141,893            $0.25 to $1.50    2/10/01 to
                                                                   07/12/03
-----------------------------------------------------------------------------
                            3,640,893
                            =========

(1) Expired subsequent to year end on March 1, 2001.

 * Former officer and/or director. See Item 9 of this report for information concerning changes in the Company's management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of July 13, 2001 information with respect to the only persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his or her shares of common stock. The percentage ownership calculations are based upon 17,735,077 outstanding shares of common stock, which assumes that all outstanding options and warrants are exercised and all outstanding Series A Preferred shares are converted into shares of common stock.

                                                            Percentage
Name and Address                       Shares Owned        Ownership (3)
----------------                        -------------      -------------
Kenneth Galpin                            100,000 (1)           0.6%
12385-221 Street
Maple Ridge, B.C.
Canada V2X 0T6

William Coughlin                          500,000 (1)(2)        3.9%
11202 Stave Lake Road
Mission, British Columbia
Canada

Carole Coughlin                           500,000 (1)(2)        3.9%
11202 Stave Lake Road
Mission, British Columbia
Canada

Scott Munro                               143,646               0.1%
10933 Sylvester Road
Mission, British Columbia
Canada

George Shahnazarian                       400,000 (1)           2.3%
7460 Burnham Ct.
Burnaby, British Columbia
Canada V5A 4M7

Ken Landis                                100,000 (2)(3)        0.6%
31470 Southern Drive
Abbotsford, B.C.
Canada, V2T 5N9

Glenn Davies                              100,000 (1)           0.6%
9263-209B Place,
Langley, B.C.
Canada, V1M 1T1


Khachik Toomian                         5,000,000              28.2%
902 S. Glendale Avenue
Glendale, CA 91205

David Woodcock                            100,000 (1)           1.7%
4353 Huntington Forest Drive
Jacksonville, FL 32257


612559 B.C. Ltd.                        5,950,680 (2)          33.6%
11476 Kingston Street
Maple Ridge, British Columbia
Canada V2X 0Y5


KJS Ventures Ltd.                       1,125,000 (2)(3)        6.3%
31470 Southern Drive
Abbotsford, B.C.
Canada



All officers and directors
as group (7 persons)                    9,019,326              50.9%

(1) Includes shares issuable to the following Company's officers, directors and those persons owning more than 5% of the Company's common stock, upon the exercise of options or warrants or upon the exchange of MarketU's Series A Preferred stock:


                        Shares Issuable           Expiration  Shares Issuable
                         Upon Exercise             Date of     Upon Exchange
                          of Options    Exercise   Option or    of Series A
Name                     or Warrants     Price      Warrant   Preferred Stock
------                   -----------    --------   ---------  ---------------

Kenneth Galpin             100,000       $0.25     6/01/03             --
William Coughlin                --          --          --        500,000
Carole Coughlin                 --          --          --        500,000
George Shahnazarian        150,000       $0.25     5/28/03             --
                           100,000       $0.25     6/01/03             --
Scott Munro                 50,000       $0.43     8/01/03             --
                            75,000       $0.25     6/01/03             --
Glenn Davies               100,000       $0.25     6/01/03             --
Ken Landis                 100,000       $0.25     6/01/03             --
David Woodcock             100,000       $0.25     6/01/03             --
Khachik Toomian          1,000,000       $0.25 *  10/18/02             --
612559 B.C. Ltd.           566,893       $0.25 *  10/18/02      3,500,000

KJS Ventures Ltd.          375,000       $0.25     7/12/03             --

* Exercise price increases to $0.30 after 10/18/01.

(2) On September 21, 2000, 612559 B.C. Ltd. acquired 250,000 shares of MarketU's common stock from Christine Cerisse for $50,000. 612559 B.C. Ltd. also agreed to purchase 500,000 shares of MarketU's common stock owned by Ms. Cerisse for $150,000 on or before the 30th day following the date that a registration statement with respect to these shares becomes effective. As part of its agreement with Ms. Cerisse, 612559 B.C. Ltd. has the right to vote these 500,000 shares.

     Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of MarketU's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of MarketU, at a price that ranges from $0.65 to $0.85 per share. The option expires on April 30, 2002. Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors, officers and controlling persons of 612559 B.C. Ltd.

The share ownership in the table for 612559 B.C. Ltd.;

o    includes the 250,000 shares acquired from Christine Cerisse;
o    assumes an additional 500,000 shares are acquired from Christine Cerisse;

o    includes the 1,133,787 common shares purchased on October 19, 2000;
o assumes the 3,500,000 preferred shares of MarketU and MarketU's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 3,500,000 shares of MarketU's common stock, and
o includes 566,893 shares of MarketU's common stock issuable upon exercise of outstanding warrants,

William Coughlin is the husband of Carole Coughlin.

The shareholders of 612559 B.C. Ltd. are as follows:

          Name                              % Ownership
        --------                            -----------

        Ken Galpin                            20.1% *

        George Shahnazarian                    2.0%

        George Shahnazarian                   20.1% *

        Glenn Davis                           20.1% *

        David Woodcock                         3.35% *

        KJS Ventures Ltd.                     25.0% (3)

        Non-affiliates of MarketU              9.35%
                                               ------
                                                100%
                                               =====

* Share ownership is through MarketU Communications, Ltd.

(3) Ken Landis is the controlling shareholder of KJS Ventures Ltd. and may therefore be deemed the beneficial owner of the shares owned by this company.

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

                                                            Shares of Company's
                       Series A       Preferred Shares    Common Stock Issuable
                  Preferred Shares      of Subsidiary          Upon Exchange
                  ----------------    --------------------  -------------------

William Coughlin   2,250,000             2,250,000               2,250,000
Carole Coughlin    2,250,000             2,250,000               2,250,000

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

Kenneth Galpin, George Shahnazarian and Ken Landis are the sole officers and directors of 612559 B.C. Ltd. Mr. Toomian is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Mr. Shahnazarian and Mr. Galpin, on behalf of 612559 have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of MarketU and any matters proposed at the shareholders meetings, to accomplish the same business ends.

In February 2001, the Company acquired 86.9% of the outstanding shares of AMRR.com, Inc. in exchange for 446,530 shares of the Company's common stock. In May 2001 AMRR paid $16,509 to purchase for cancellation 33,018 of the remaining outstanding AMRR shares. This transaction increased the Company's ownership in AMRR to 99.7%. On June 27, 2001 the Company acquired the remaining 673 outstanding AMRR shares, increasing its ownership in AMRR to 100%. At the time of this acquisition AMRR was not conducting any business and AMRR's only assets were a receivable from the Company in the amount of $43,890 and certain office equipment, valued at approximately $8,700, which the Company was using in its operations. William Coughlin, although the sole officer and director of AMRR, did not own any of AMRR's capital stock and did not receive any of shares of the Company in connection with this acquisition.

In March 2001, the Company sold 375,000 shares of its common stock to KJS Ventures Ltd. for $75,000 $0.20 per share. The purchase price was received in three equal installments of $25,000 each in March, April and May 2001. KJS Ventures Ltd. is controlled by Ken Landis, a director of the Company.

In May 2001, the Company sold 375,000 units to KJS Ventures Ltd. for $75,000 or $0.20 per unit. The Company received $25,000 in cash on May 22, 2001 and $25,000 in cash on June 15, 2001. The remaining $25,000 is payable on July 13, 2001. Each unit consists of one common share and one warrant. Each warrant is exercisable at a price of $0.25 per share at any time prior to July 13, 2003.

In May 2001, The Company sold 150,000 units to George Shahnazarian, an officer of the Company, for $30,000 or $0.20 per unit. Each unit consists of one share of common stock and one warrant. Each warrant is exercisable at a price of $0.25 per share at any time prior to May 29, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit                                                                Page
Number

            Exhibit Name                                              Number
            ------------                                              ------
  3.1       Articles of Incorporation and Bylaws                        (1)

3.2         Amendment to Articles of Incorporation                      (2)

  4         Instruments Defining the Rights of Security Holders     See Exhibit
                                                                     No. 3.1

  9         Voting Trust Agreement                                      None

10          Material Contracts                                          None

11          Statement re: Computation of Per Share Earnings             None

21          Subsidiaries                                                (2)

24          Power of Attorney                                           None

99          Additional Exhibits                                         None

(1) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB.

(2) Incorporated by reference to the same Exhibit included as part of the Company's annual report on Form 10-KSB (filed on November 21, 2000).

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

            Consolidated Financial Statements of


            MARKETU INC.

            (FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)

            (Expressed in U.S. Dollars)


            Year ended July 31, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

MarketU Inc.

We have audited the consolidated balance sheets of MarketU Inc. (formerly North American Resort and Golf, Inc.) as of July 31, 2000 and July 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss and cash flows for each of the years in the three year period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MarketU Inc. as at July 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been restated from those previously presented as explained in Note 1.



Chartered Accountants

Abbotsford, Canada
November 14, 2000, except for notes 1 and 2(a) which are as of May 14, 2001

 MARKETU INC.
 (FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
 Consolidated Balance Sheets (restated - Note 1)
 (Expressed in U.S. Dollars)

 July 31, 2000 and 1999

 -------------------------------------------------------------------
                                                 2000          1999
 -------------------------------------------------------------------

 Assets

 Current assets:
    Cash                                    $   3,034        $    -
    Accounts receivable                         6,821             -
    Prepaid expenses                           29,045             -
    Security deposit                           10,810             -
    ----------------------------------------------------------------
                                               49,710             -

 Due from shareholder (Note 3)                 69,241             -

 Goodwill (Note 4)                            913,078             -

 Fixed assets (Note 5)                         30,094             -

 Web site development (Note 6)                 33,563             -
 -------------------------------------------------------------------
                                           $1,095,686        $    -
 -------------------------------------------------------------------

 Liabilities and Stockholders' Equity (Deficiency)

 Current liabilities:
    Accounts payable and accrued
    liabilities                             $  95,144        $    -
    Unearned revenue                          137,489             -
    Advances payable                                -        24,540
    Promissory notes payable (Note 7)          24,887             -
    Payable to related party (Note 8)          49,388             -
    ----------------------------------------------------------------
                                              306,908        24,540

 Stockholders' equity (deficiency) (Note 11):
    Common stock                                5,054         4,552
    Additional paid in capital                330,376        82,128
    Series A preferred stock                  759,375             -
    Deficit                                 (306,932)     (111,220)
    Accumulative  other comprehensive
    income:
       Cumulative exchange adjustment             905             -
     ---------------------------------------------------------------
                                              788,778      (24,540)
 Subsequent events (Note 13)
 -------------------------------------------------------------------
                                           $1,095,686        $    -
 -------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

 MARKETU INC.
 (FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
 Consolidated Statements of Operations (restated - Note 1)
 (Expressed in U.S. Dollars)

 Years ended July 31, 2000, 1999 and 1998

 -----------------------------------------------------------------------
                                         2000          1999        1998
 -----------------------------------------------------------------------

 Revenue:
    Membership dues                 $  86,100        $   -       $   -
    Referral fees                      94,563            -           -
    Miscellaneous revenue               3,397            -           -
    -------------------------------------------------------------------
                                      184,060            -           -

 Direct costs:                                           -
    Commission                         17,040            -           -
    Courier                               655            -           -
    Credit card                         1,652            -           -
    Telephone                           6,779            -           -
    Wages and benefits                 33,008            -           -
    Web site maintenance and           14,839            -           -
    development
    -------------------------------------------------------------------
                                       73,973            -

 ----------------------------------------------------------------------
 Gross margin                         110,087            -           -

 General and administrative expenses:
    Advertising and promotion           2,457            -      11,135
    Amortization - capital assets       2,763            -           -
                         - goodwill    83,007
    Automobile                          1,083            -           -
    Bank charges and interest           1,010            -           -
    Consulting services                     -          382      11,036
    Computer services                   5,233            -           -
    Impairment loss on option to
    acquire shares                          -        2,170           -
    Insurance and licensing               937            -           -
    Investor relations and             16,261            -       4,037
    marketing
    Office rent                         5,963        2,299       1,203
    Office supplies                    12,891        1,557      12,389
    Professional fees                  72,051          245      13,989
    Maintenance and utilities           1,332            -           -
    Management fees                    77,172            -      22,177
    Stock transfer and filings          2,390        1,182       2,489
    Telephone                             734          948       3,333
    Travel                              1,229            -       2,587
    Wages and benefits                 19,286            -           -
    -------------------------------------------------------------------
                                      305,799        8,783      84,375

 ----------------------------------------------------------------------
 Net loss for the year              $(195,712)   $ (8,783)  $ (84,375)
 ----------------------------------------------------------------------
 Net loss per common share, basic   $  (0.03)       $    -   $  (0.02)
 and diluted
 Weighted average common shares
  outstanding, basic and diluted    5,940,980    4,552,200   4,093,496
 ----------------------------------------------------------------------

  See accompanying notes to consolidated financial statements.

MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (restated - Note 1) (Expressed in U.S. Dollars)
Years ended July 31, 2000, 1999 and 1998



---------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                              Additional    Series A           other
                              Common stock     paid in   Preferred Stock   comprehensive   Accumulated
                            ---------------    capital  -----------------      Income        deficit
                          Shares       Amount           Shares     Amount                                       Total
----------------------------------------------------------------------------------------------------------------------

Balance, July 31,
1997                     2,500,000     $2,500    $  -     $  -       $  -      $   -       $ (18,062)         $(15,562)

Issuance of common
stock for services,
October 6, 1997 at
estimated fair
value of stock of
$9,350                     935,000        935    8,415        -         -          -               -             9,350

Issuance of common
 stock for cash,
 October 6, 1997
 at $0.01 per share        350,000        350    3,150        -         -          -               -             3,500

Issuance of common
 stock for cash,
 October 24, 1997
 at $0.10 per share        530,000        530   52,470        -         -          -               -            53,000

Issuance of common
 stock for third
 party stock
 options, December
 18, 1997 at $0.01
 per share                 208,200        208    1,874        -         -          -               -             2,082

Issuance of common
 stock for third
 party stock
 options, April 3,
 1998 at $0.01 per
 share                       8,800          9       79        -         -          -               -                88

Issuance of common
 stock for cash,
 April 3, 1998 at
 $0.80 per share            20,200         20   16,140        -         -          -               -            16,160

Loss for the year                -          -        -        -         -          -         (84,375)          (84,375)

------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1998   4,552,200      4,552   82,128        -         -          -        (102,437)          (15,757)
Loss for the year                -          -        -        -         -          -          (8,783)           (8,783)
------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999  $4,552,200    $ 4,552  $82,128        -     $   -      $   -       $(111,220)         $(24,540)


MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (restated - Note 1) (Expressed in U.S. Dollars)
Years ended July 31, 2000, 1999 and 1998



---------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                              Additional    Series A           other
                              Common stock     paid in   Preferred Stock   comprehensive   Accumulated
                            ---------------    capital  -----------------      Income        deficit
                          Shares       Amount           Shares     Amount                                       Total
----------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1999   4,552,200    $4,552   $82,128      -     $    -      $    -        $(111,220)        $(24,540)

Issuance of common
 stock for cash,
 December 15, 1999 at
 $0.25 per share           200,000       200    49,800      -          -           -                -           50,000

Issuance of common
 stock for cash,
 February 10, 2000 at
 $0.50 per share            50,000        50    24,950      -          -           -                -           25,000

Issuance of common
 stock for cash, March
 10, 2000 at $0.75 per
 share                      61,500        61    30,689      -          -           -                -           30,750

Issuance of common
 stock for cash, March
 17, 2000 at $0.75 per
 share                     125,667       126    94,124      -          -           -                -           94,250

Series A preferred
 stock issued on
 purchase of Home
 Finders Realty (Note
 2(a))                           -         -         -  4,500,000   759,375        -                -          759,375

Issuance of common
 stock for cash, May
 5, 2000 at $0.75 per
 share                      65,000        65    48,685      -          -           -                -           48,750

Comprehensive loss:
    Translation
     adjustment                  -         -         -      -          -         905                -              905
    Loss for the year            -         -         -      -          -           -         (195,712)        (195,712)
    --------------------------------------------------------------------------------------------------------------------
                                                                                 905         (195,712)        (194,807)
    --------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000   5,054,367    $5,054  $330,376 4,500,000  $759,375     $ 905        $(306,932)        $788,778
------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Consolidated Statements of Cash Flows (restated - Note 1)
(Expressed in U.S. Dollars)
Years ended July 31, 2000, 1999 and 1998

                                              2000        1999         1998
 -------------------------------------------------------------------------------

 Cash flows from operating activities:
    Loss for the year                     $ (195,712)   $(8,783)    $(84,375)

    Items not involving cash:
    Amortization                              85,770          -            -
    Amortization of web site                   8,256          -            -
    development costs
    Impairment loss on option to
    acquire shares                                 -      2,170            -
    Common shares issued for services              -          -        9,350
    Changes in operating asset
    and liabilities:
       Accounts receivable                    (2,333)         -            -
       Prepaid expenses                        4,374        604         (604)
       Accounts payable and                   31,487     (4,000)       2,469
       accrued liabilities
       Unearned revenue                      (34,440)         -            -
   -----------------------------------------------------------------------------
    Net cash used in operating              (102,598)   (10,009)     (73,160)
    activities

 Cash flows from investing activities:
    Proceeds on sale of fixed assets               -          -          427
    Purchase of fixed assets                    (171)         -            -
    Web site development                     (17,960)         -            -
    Cash acquired on purchase of
    Home Finders Realty                        1,644          -            -
    Security deposits                            (82)         -            -
    Notes issued to Home Finders
    Realty prior to acquisition              (92,334)         -            -
    ----------------------------------------------------------------------------
   Net cash provided by (used
    in) investing activities                (108,903)         -          427

 Cash flows from financing activities:
    Net proceeds from issuances
    of and subscriptions for
    common stock                             248,750          -       72,660
    Advances from related party                    -          -       24,540
    Repayment of advances to related party   (35,164)         -      (53,000)
    Advances from shareholder                  9,842          -            -
    Repayment of promissory notes             (8,893)         -            -
    ----------------------------------------------------------------------------
    Net cash provided by                     214,535          -       44,200
    financing activities
 -------------------------------------------------------------------------------
 Increase (decrease) in cash                   3,034    (10,009)     (28,533)
 Cash, beginning of year                           -     10,009       38,542
 -------------------------------------------------------------------------------
 Cash, end of year                           $ 3,034     $    -      $10,009
 -------------------------------------------------------------------------------
 Supplementary disclosure:
    Non-cash transactions:
       Purchase of Home Finders
       Realty for stock and
       debt, net of cash
       acquired (Note 2(a))             $1,090,518     $    -      $    -
       Notes receivable
       extinguished on
       acquisition of Home
       Finders Realty                     $ 92,334     $    -      $    -
       Issue of common stock for
       options to purchase shares           $    -     $    -     $ 2,170
    Interest paid                         $  1,010     $    -     $     -
    Income taxes paid                       $    -     $    -     $     -
 -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended July 31, 2000, 1999 and 1998

----------------------------------------------------------------------------


1. General operations:

   North American Resorts & Golf, Inc. ( "NARG" or, subsequent to April 28, 2000, the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. To April 28, 2000, it was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, NARG acquired two Canadian subsidiaries in a series of transactions that were originally accounted for as a recapitalization of the Canadian subsidiaries, as discussed in the original 10-KSB filing dated November 22, 2000. In late April 2001, after review and consultation with the staff of the Securities and Exchange Commission ("SEC") it was concluded that as the former shareholders of Canadian subsidiaries, which entities were under common control, held only 47.4% of the Company immediately after the transaction, and that notwithstanding that the Company's sole business activity was of the Canadian subsidiaries, recapitalization accounting treatment was not in accordance with generally accepted accounting principles in the United States and the transaction was to be accounted for as a business combination utilizing the purchase method with NARG identified as the acquirer. The acquired Canadian subsidiaries were Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively "Home Finders Realty").

   The impact of the change in accounting methods on previously issued financial statements is as follows:

   Increase (decrease) from the following previously-reported amounts:

   Balance sheet

   ----------------------------------------------------------------

                                           July 31,    December 31,
                                             2000          1999
   ----------------------------------------------------------------
   ----------------------------------------------------------------

    Current assets                            $    -    $ (51,748)
    Fixed assets                                   -      (34,698)
    Other assets                                   -      (68,649)
    Goodwill                                 913,078             -
   ----------------------------------------------------------------
                                            $913,078    $(155,095)
   ----------------------------------------------------------------
   Current liabilities                        $    -    $(328,190)
   Stockholder's equity                      913,078      173,095
   ----------------------------------------------------------------
                                            $913,078    $(155,095)
   ----------------------------------------------------------------

   Income Statement

   Previously, the Company reported Home Finders Realty's historic operations which were as follows:


   ----------------------------------------------------------------
                                 Seven
                                 months    Year ended  Year ended
                                 ended      December    December
                                 July 31,   31, 1999    31, 1998
                                  2000
   ----------------------------------------------------------------

    Revenue                       $379,344    $572,855   $ 413,647
    Cost of sales                 (133,733)   (227,846)   (295,735)
    General and administrative
    expenses                      (305,856)   (320,694)   (218,702)
    ---------------------------------------------------------------
    Net income (loss)             $(60,245)   $ 24,315   $(100,790)
    ---------------------------------------------------------------

   Home Finders Realty's operations are now included only since date of acquisition of April 28, 2000.

   The Statements of Cash Flows, Stockholders' Equity (Deficiency) and Comprehensive Loss have been restated to reflect the change in accounting for this transaction. Prior to the purchase transaction, NARG had conducted only limited operations and had not commenced an active business. The purchase transaction is detailed in Note 2(a). On June 27, 2000 the Company changed its name to MarketU Inc.

   Since the transactions on April 28, 2000, the Company's primary business activity is to provide a service which allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites AMRR.com and CMRR.com.

2.    Significant accounting policies:

   (a)      Basis of presentation:

      On April 28, 2000, NARG acquired all of the issued and outstanding shares of Home Finders Realty. This transaction was completed by issuing 4,500,000 voting, convertible Series A Preferred shares to the shareholders of Home Finders Realty. Upon completion of this transaction the former shareholders of Home Finders Realty held approximately 47.4% of the voting shares of the Company.

      The steps utilized to complete this transaction were as follows:

          (i) NARG incorporated 604587 British Columbia Ltd. ("604587"), as a wholly-owned subsidiary, to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations.

          (ii) 604587 issued 4,500,000 non-voting preferred shares and NARG issued 4,500,000 voting Series A preferred shares, to the former shareholders of Home Finders Realty in exchange for all of the issued and outstanding common shares of Home Finders Realty. The non-voting preferred shares have nominal value and are not entitled to equity of the Company beyond their nominal value. The non-voting shares were issued to facilitate the exchange of the voting Series A preferred shares at a future date and to allow the Canadian shareholders of Home Finders Realty to complete the transaction on a tax-deferred basis.

               The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company at any time at their option. This is summarized as follows:

         ----------------------------------------------------------
                                                     Shares of the
                                                  Company's common
         Series A               Preferred shares    stock issuable
         preferred shares              of 604587     upon exchange
         ----------------------------------------------------------

         4,500,000                      4,500,000        4,500,000
         ----------------------------------------------------------

         This business combination has been accounted for as a purchase of Home Finders Realty by NARG.

         The effective 4,500,000 common shares issued by NARG on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced. The consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 28, 2000, the acquisition date, which are as follows:

         -----------------------------------------------------------

         Assets acquired:
             Cash                                          $  1,644
             Other current assets                            50,968
             Fixed assets                                    32,869
             Other assets                                   102,930
             -------------------------------------------------------
                                                            188,411
         Goodwill                                           996,085
         -----------------------------------------------------------
                                                          1,184,496
         Less:
             Debt assumed on acquisition                  (332,787)
             Note receivable due from Home Finders
              Realty extinguished on acquisition           (92,334)
             -------------------------------------------------------
                                                          (425,121)
         -----------------------------------------------------------
         Fair market value of Series A preferred
          shares issued upon acquisition of Home           $759,375
          Finders Realty
         -----------------------------------------------------------

         The pro forma statement of operations for the Company for the years ended July 31, 2000 and 1999, giving effect to the acquisition of Home Finders Realty as if it had occurred at the beginning of each of the years presented is as follows:

         -----------------------------------------------------------
                                             Year ended  Year ended
                                              July 31,    July 31,
                                                2000        1999
                                            (Unaudited)  (Unaudited)
         -----------------------------------------------------------
          Revenue
              Membership                      $378,656     $275,844
              Referral fees                    232,454       77,936
              Other                              4,745            -
             -------------------------------------------------------
                                               615,855      353,780
          Cost of sales                        275,941      228,638
          ----------------------------------------------------------
          Gross margin                         339,914      125,142

          General and administrative expenses  618,800      172,078
          Amortization of goodwill             332,028      332,028
         -----------------------------------------------------------
                                               950,828      504,106
         -----------------------------------------------------------
          Pro forma net loss                $ (610,914)   $(378,964)

         -----------------------------------------------------------
         Pro forma net loss per share, basic   $ (0.10)    $  (0.08)
         and diluted
         -----------------------------------------------------------

   (b)      Consolidation:

      The consolidated financial statements include the accounts of the Company and all of its directly and indirectly owned subsidiaries since acquisition, all of which are wholly-owned, as follows:

               604587 British Columbia Ltd.
               Most Referred Real Estate Agents Inc.
               Home Finders Realty Ltd.

      All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. As indicated in Note 2(a), the 4,500,000 non-voting preferred shares of 604587 have a nominal value assigned in accordance with their economic rights. Accordingly, minority interest is not separately presented in the consolidated balance sheet.

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

      Adjustments from the translation of the subsidiaries financial information are included in comprehensive income (loss) and as a separate component of stockholders' equity (deficiency).

   (e)      Fixed assets:

      Fixed assets are recorded at cost. Amortization has been provided on the declining balance basis using the following rates:

               Office equipment                         20%
               Automotive equipment                     30%
               Computer hardware                        30%
               Computer software                       100%

    (f)     Goodwill:

      Goodwill arose on the acquisition of Home Finders Realty and is recorded at cost. Amortization has been provided on a straight line basis over 36 months from date of acquisition.

    (g)     Income taxes:

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

   (h)      Net loss per share:

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the years ending July 31, 1998, 1999 and 2000, basic and diluted net loss per share are the same.

   (i)      Web site development:

      The Company accounts for web site development costs in accordance with EITF 00-2. Under this standard web site development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Amortization of these costs is provided for over two years on a straight-line basis and is recorded as part of web site maintenance and development. Routine web-site maintenance costs, operating costs and costs associated with upgrades that do not increase functionality are expensed as incurred.

    (j)     Stock-based compensation:

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

    (k)     Revenue recognition:

      The Company earns revenues from the sale of annual non-refundable realtor memberships and through referral fees resulting when a person buys or sells a house through a member realtor referred by the Company. Membership fees are recognized over the membership period from the commencement of the membership term. Referral fees are recorded when earned and received from the members.

3. Due from shareholder:

   The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company. The amount due from shareholder arose due to Home Finders Realty funding certain expenditures pertaining to a shareholder prior to the purchase transaction. Pursuant to a verbal agreement between the Company and the shareholder, the amount due is to be repaid from proceeds received by the shareholder from sales of the Company's common shares on the open market. At July 31, 2000 the shareholder held common shares having a market value in excess of the amount due.

4. Goodwill:


   ----------------------------------------------------------------
                                                2000          1999
   ----------------------------------------------------------------
                                    (Note 1)

   Cost                                     $996,085            $-
    Accumulated amortization                  83,007             -
   ----------------------------------------------------------------
    Net book value                          $913,078            $-
   ----------------------------------------------------------------

5. Fixed assets:

   Fixed assets consist of the following:

   ----------------------------------------------------------------
                                                2000          1999
   ----------------------------------------------------------------
                                                          (Note 1)
   Cost:
        Automotive                           $ 7,172           $ -
        Computer equipment                    16,278             -
        Computer software                     25,813             -
        Office equipment                      10,787             -
       ------------------------------------------------------------
                                              60,050             -

   Accumulated amortization:
       Automotive                              3,341             -
       Computer equipment                      5,064             -
       Computer software                      11,246             -
       Office equipment                       10,305             -
       ------------------------------------------------------------
                                              29,956             -
   ----------------------------------------------------------------
   Net book value                            $30,094           $ -
   ----------------------------------------------------------------

6. Web site development:

   ----------------------------------------------------------------
                                                2000          1999
   ----------------------------------------------------------------
                                                          (Note 1)

   Cost                                      $70,612            $-
   Less accumulated amortization              37,049             -
   ----------------------------------------------------------------
   Net book value                            $33,563            $-
   ----------------------------------------------------------------

7. Promissory notes payable:

   ----------------------------------------------------------------
                                                2000          1999
   ----------------------------------------------------------------
                                                          (Note 1)

   Note payable, with interest at 10%
   (reduced to 8.5% if fully repaid by
   December 2, 2000), no fixed terms of       $9,083            $-
   repayment; secured - see below

   Note payable, with interest at 10% per
   annum (reduced to 8.5% if fully repaid
   by December 2, 2000), no fixed terms of    15,804             -
   repayment; secured - see below
   ----------------------------------------------------------------
                                             $24,887            $-
   ----------------------------------------------------------------

   The above promissory notes are secured by a general security agreement over all of the assets of the Company's subsidiary, Home Finders Realty Ltd.



8. Payable to related party:

   ----------------------------------------------------------------
                                                2000          1999
   ----------------------------------------------------------------
   ----------------------------------------------------------------
                                                          (Note 1)
   Due to AMRR.com Inc. ("AMRR"), without
   interest or specified terms of repayment  $49,388            $-
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

9. Income taxes:

   The Company has income tax loss carryforwards of approximately $154,000 which are available to reduce future taxable income. The benefits of the losses has not been recognized in the financial statements. The losses will expire as follows:

   ----------------------------------------------------------------
                                      Canada       U.S.      Total
   ----------------------------------------------------------------

   2005                              $26,000      $   -    $26,000
   2006                              $24,000      $   -    $24,000
   2007                              $44,000      $   -    $44,000
   2010                              $     -    $60,000    $60,000
   ----------------------------------------------------------------

   Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

   ----------------------------------------------------------------
                                                   2000       1999
   ----------------------------------------------------------------
                                                          (Note 1)
   Deferred tax assets:
       Operating loss carryforwards             $67,000    $59,610
       Unearned revenues                         59,000          -
       ------------------------------------------------------------
                                                126,000     59,610

   Valuation allowance for deferred tax       (109,000)   (59,610)
   assets
   ----------------------------------------------------------------
   Net deferred tax assets                       17,000          -

   Deferred tax liabilities:
       Capital assets and web site              (5,000)          -
       development
       Prepaid expenses                        (12,000)          -
       ------------------------------------------------------------
                                               (17,000)          -
   ----------------------------------------------------------------
                                                  $   -      $   -
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

    (b)     Options:

      The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of July 31, 2000:

      -----------------------------------------------------------------
                                                 Number of
      Issue date              Expiry date        options       Exercise
                                                 granted       price
      -----------------------------------------------------------------

      Prior to July 31, 1999                          -
      December 6, 1999        December 6, 2001  400,000 1       $0.25
      March 6, 2000           March 1, 2001     300,000 2       $1.00
      May 30, 2000 3          August 1, 2003    567,000 4       $0.43
      ----------------------------------------------------------------
                                              1,267,000
      ----------------------------------------------------------------

      1 All of these options were cancelled subsequent to July 31, 2000.

      2 Subsequent to July 31, 2000, 200,000 of these options were cancelled.

      3 These options were not exercisable before August 1, 2000.

      4 Subsequent to July 31, 2000, 40,000 of these options were cancelled.

      At the time of grant the market value of all options did not exceed the exercise price. No options were exercised during the year ending July 31, 2000.

      During the year ending July 31, 2000, the following options, included in the total above, have been issued and remain unexercised as of July 31, 2000 under the "Incentive Stock Option Plan":

      -------------------------------------------------------------------
                                                  Number of
      Date of grant            Expiry date         options       Exercise
                                                   granted        price
      -------------------------------------------------------------------

      Incentive Stock Option
      Plan:
        May 20, 2000 3        August 1, 2003        50,000        $0.43
      -------------------------------------------------------------------

      The fair value of options granted in fiscal was $0.29 per share.

      Pro forma loss and loss per share after consideration of fair market value of share options granted is as follows:

      ---------------------------------------------------------------------
                              Year ended      Year ended       Year ended
                             July 31,2000    July 31,1999     July 31,1998
      ---------------------------------------------------------------------
                                       (restated - Note 1)

      Net loss as reported     $(195,712)       $(8,783)        $(84,375)

      Pro forma compensation
      for stock options         (125,310)             -                -
      --------------------------------------------------------------------
      Pro forma loss           $(321,022)       $(8,783)        $(84,375)
      --------------------------------------------------------------------
      Pro forma loss per
      share, basic                $(0.05)       $     -         $  (0.02)
      --------------------------------------------------------------------


   (c)      Warrants:

      The following table sets forth information concerning warrants granted:

      ----------------------------------------------------------------------
                                                  Number of
      Issue date             Expiry date           options      Exercise
                                                   granted       price
      ----------------------------------------------------------------------

      Prior to July 31, 1999                            -
      December 15, 1999      December 22, 2001    200,000      $0.50 per share
                                                               to December 22,
                                                               2000 $0.75 per
                                                               share after
                                                               December 22, 2000
      March 17, 2000         February 10, 2001     50,000      $0.75 per share
      March 17, 2000         March 10, 2001        61,500      $0.75 per share
      March 17, 2000         March 17, 2001        59,000      $1.00 per share
      March 17, 2000         March 17, 2001        66,667      $1.00 per share
      May 5, 2000            May 1, 2001           65,000      $1.25 per share
      May 5, 2000            May 1, 2001           65,000      $1.50 per share
      -------------------------------------------------------------------
                                                  567,167
      -------------------------------------------------------------------

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

   (b)      Non-qualified stock option pan:

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

       Up to October 18, 2001                           $0.25 per share
       From October 19, 2001 to October 18,             $0.30 per share
       2002

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

            Pro-forma Consolidated Statement of Operations of


            MARKETU INC.

            (FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)

            (Expressed in U.S. Dollars)

            (Unaudited)


            Year ended July 31, 2000

 MARKETU INC.
 (FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
 Pro-forma Consolidated Statement of Operations
 (Expressed in U.S. Dollars)

 (Unaudited)
 Year ended July 31, 2000

 ------------------------------------------------------------------------------
                                   North       Home      Pro-forma   Pro-forma
                                   American   Finders    Adjustment   Market U
                                 Resort and   Realty      (Note 2)      Inc.
                                  Golf Inc.
 ------------------------------------------------------------------------------

 Revenue:
    Membership dues                 $   -    $ 378,656       $   -   $ 378,656
    Referral fees                       -      232,454           -     232,454
    Miscellaneous revenue           3,238        1,507           -       4,745
    ---------------------------------------------------------------------------
                                    3,238      612,617           -     615,855

 Direct costs:
    Commission                          -       78,393           -      78,393
    Courier                             -        2,431           -       2,431
    Credit card                         -        9,268           -       9,268
    Telephone                           -       23,858           -      23,858
    Wages and benefits                  -      136,843           -     136,843
    Web site maintenance and
     development                        -       25,148           -      25,148
    ---------------------------------------------------------------------------
                                        -      275,941           -     275,941

 ------------------------------------------------------------------------------
 Gross margin                       3,238      336,676           -     339,914

 General and administrative
 expenses:
    Advertising and promotion       1,728       15,894           -      17,622
    Amortization - capital assets       -       26,811           -      26,811
                 - goodwill        83,007            -     249,021     332,028

    Automobile                          -        1,083           -       1,083
    Bank charges and interest         395        6,543           -       6,938
    Computer services               2,595       16,060           -      18,655
    Insurance and licensing             -        3,923           -       3,923
    Investor relations and         14,845        6,848           -      21,693
    marketing
    Office rent                         -       36,689           -      36,689
    Office supplies                11,471        4,849           -      16,320
    Professional fees              72,051       56,155           -     128,206
    Maintenance and utilities           -        9,130           -       9,130
    Management fees                50,275       56,095           -     106,370
    Stock transfer and              2,390            -           -       2,390
    filings
    Telephone                           -       10,886           -      10,886
    Travel                              -       10,672           -      10,672
    Wages and benefits                  -      201,412           -     201,412
    ---------------------------------------------------------------------------
                                  238,757      463,050     249,021     950,828

 ------------------------------------------------------------------------------
 Net loss for the year          $(235,519)  $ (126,374) $ (249,021) $ (610,914)
 ------------------------------------------------------------------------------
 Net loss per common share,
   basic and diluted (note 3)     $ (0.04)                             $ (0.07)
 ------------------------------------------------------------------------------

See accompanying notes to pro-forma consolidated statement of operations.

MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Notes to Pro-forma Consolidated Financial Statement of Operations
(Expressed in U.S. Dollars)

(Unaudited)
Year ended July 31, 2000

-------------------------------------------------------------------------------

1.    Basis of presentation:

     On April 28, 2000, North American Resort and Golf, Inc. ("NARG") acquired all of the issued and outstanding shares of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively "Home Finders Realty"). This transaction was completed by issuing 4,500,000 voting, convertible Series A Preferred shares to the shareholders of Home Finders Realty. Upon completion of this transaction the former shareholders of Home Finders Realty held approximately 47.4% of the voting shares of the Company.

   The steps utilized to complete this transaction were as follows:

          (i) NARG incorporated 604587 British Columbia Ltd. ("604587"), as a wholly-owned subsidiary, to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations.

          (ii) 604587 issued 4,500,000 non-voting preferred shares and NARG issued 4,500,000 voting Series A preferred shares, to the former shareholders of Home Finders Realty in exchange for all of the issued and outstanding common shares of Home Finders Realty. The non-voting preferred shares have nominal value and are not entitled to equity of the Company beyond their nominal value. The non-voting shares were issued to facilitate the exchange of the voting Series A preferred shares at a future date and to allow the Canadian shareholders of Home Finders Realty to complete the transaction on a tax-deferred basis.

      The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company at any time at their option. This is summarized as follows:

      -------------------------------------------------------------
                                                     Shares of the
                                                  Company's common
      Series A                  Preferred shares    stock issuable
      preferred shares                 of 604587     upon exchange
      -------------------------------------------------------------

      4,500,000                         4,500,000        4,500,000
      -------------------------------------------------------------

      As directed by the SEC, this business combination has been accounted for as a purchase of Home Finders Realty by NARG.

MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Notes to Pro-forma Consolidated Financial Statement of Operations
(Expressed in U.S. Dollars)

(Unaudited)
Year ended July 31, 2000

--------------------------------------------------------------------------------

1.    Basis of presentation (continued):

      The effective 4,500,000 common shares issued by NARG on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced. The consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 28, 2000, the acquisition date, which are as follows:

      --------------------------------------------------------------

      Assets acquired:
             Cash                                          $  1,644
             Other current assets                            50,968
             Fixed assets                                    32,869
             Other assets                                   102,930
             -------------------------------------------------------
                                                            188,411
      Goodwill                                              996,085
      --------------------------------------------------------------
                                                          1,184,496
      Less:
             Debt assumed on acquisition                  (332,787)
             Note receivable due from Home Finders
              Realty extinguished on acquisition           (92,334)
             -------------------------------------------------------
                                                          (425,121)
      --------------------------------------------------------------
      Fair market value of Series A preferred shares
       issued upon acquisition of Home Finders Realty      $759,375
      --------------------------------------------------------------

      The pro forma statement of operations for the Company for the year ended July 31, 2000 gives effect to the acquisition of Home Finders Realty as if it had occurred at the beginning of the year.

      On June 27, 2000 the shareholders of NARG approved a resolution to change the name of the company to MarketU Inc.

2.    Pro-forma adjustment:

   The pro-forma consolidated statement of operations for the year ended July 31, 2000 has been presented assuming the acquisition of Home Finders Realty occurred on August 1, 1999, and gives effect to the following:

   NARG

   Goodwill of $996,085 arose on August 1, 1999, and is being amortized over 36 months. An additional nine months amortization of $249,021 has been expensed.

   The pro-forma statement of operations does not give effect to any non-recurring costs that could occur as a result of the acquisition. No such costs were incurred.

MARKETU INC.
(FORMERLY NORTH AMERICAN RESORT AND GOLF, INC.)
Notes to Pro-forma Consolidated Financial Statement of Operations
(Expressed in U.S. Dollars)

(Unaudited)
Year ended July 31, 2000

--------------------------------------------------------------------------------

3.    Pro-forma earnings per share:

   Pro-forma earnings per share for the year ended July 31, 2000 has been presented assuming the acquisition of Home Finders Realty occurred on August 1, 1999, and gives effect to the following:

      --------------------------------------------------------------

      NARG weighted average shares outstanding            5,940,980

      Increase in Series A preferred shares as if
        they were issued on August 1, 1999                3,341,096
      --------------------------------------------------------------
      Pro-forma weighted average shares outstanding       9,282,076
      --------------------------------------------------------------

            Combined Financial Statements of


            HOME FINDERS REALTY

            (Expressed in U.S. Dollars)


            Four months ended April 28, 2000, years ended December 31, 1999 and 1998

INDEPENDENT AUDITORS' REPORT

The Boards of Directors of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc.

We have audited the combined statements of operations and cash flows of Home Finders Realty for the four months ended April 28, 2000, and the years ended December 31, 1999 and 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, these combined financial statements present fairly, in all material respects, the results of Home Finders Realty's operations and its cash flows for the four months ended April 28, 2000, and the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.



Chartered Accountants

Abbotsford, Canada
May 14, 2001

 HOME FINDERS REALTY
 Combined Statements of Operations
 (Expressed in U.S. Dollars)

 ------------------------------------------------------------------------
                                  Four months
                                     ended      Year ended    Year ended
                                   April 28     December 31   December 31
                                     2000          1999          1998
 ------------------------------------------------------------------------

 Revenue:
    Membership dues                  $131,724    $ 439,730    $380,652
    Referral fees                      62,933      132,924      32,995
    Miscellaneous                         627          201           -
    -------------------------------------------------------------------
                                      195,284      572,855     413,647

 Direct costs:
    Commission                         32,793       93,768      62,796
    Courier                               638        3,355       5,912
    Credit card                         3,945        8,499       8,213
    Office and miscellaneous                -          151       7,693
    Telephone                          12,784       37,763      73,987
    Wages and benefits                 19,991       52,561     128,354
    Web site maintenance and           13,703       31,749       8,780
    development
    -------------------------------------------------------------------
                                       83,854      227,846     295,735
 ----------------------------------------------------------------------
 Gross margin                         111,430      345,009     117,912

 General and administrative expenses:
    Advertising and promotion           5,897       12,842      19,580
    Amortization                        3,021       20,880       2,434
    Automobile                            978        3,089       1,419
    Bank charges and interest           2,807        4,725       2,799
    Computer services                   6,919        9,142       5,984
    Insurance and licensing               712        2,730         706
    Investor relations and              5,462       28,943           -
    marketing
    Membership and dues                   139        4,738       2,157
    Office rent                         7,552       16,499       4,873
    Office supplies                     3,660       12,027      16,712
    Professional fees                  14,259       17,835       1,005
    Maintenance and utilities           1,722        7,985       5,897
    Management fees                         -            -      31,773
    Telephone                             996        4,156       1,192
    Travel                              1,743        8,174       5,337
    Wages and benefits                 95,095      166,929     116,834
    -------------------------------------------------------------------
                                      150,962      320,694     218,702

 ----------------------------------------------------------------------
 Net income (loss) for the period   $ (39,532)    $ 24,315 $ (100,790)
 ----------------------------------------------------------------------



See accompanying notes to combined financial statements.

HOME FINDERS REALTY
Combined Statements of Cash Flows
(Expressed in U.S. Dollars)

 ------------------------------------------------------------------------
                                  Four months
                                    ended       Year ended    Year ended
                                   April 28     December 31   December 31
                                     2000          1999          1998
 ------------------------------------------------------------------------

 Operations:
    Income (loss) for the period   $(39,532)      $24,315      $(100,790)
    Items not involving cash:
      Amortization                    3,021        20,880          2,434
      Amortization of web site       11,008        15,502          2,283
       development costs
    Changes in operating assets
    and liabilities:
       Accounts receivable           (2,642)       (1,846)             -
       Prepaid expenses                 848        10,288        (20,200)
       Accounts payable and           4,185        23,830         10,451
       accrued liabilities
       Unearned revenue              (4,071)      (51,525)       103,061
   ----------------------------------------------------------------------
    Net cash provided by (used
    in) operating activities        (27,183)       41,444         (2,761)

 Investments:
    Deferred costs                   55,249       (55,429)             -
    Purchase of fixed assets         (1,180)      (26,817)        (9,547)
    Web site development            (21,647)      (26,440)        (4,565)
    Security deposits                (7,057)       (3,671)             -
    ---------------------------------------------------------------------
    Net cash provided by (used
    in) investing activities         25,365      (112,357)       (14,112)

 Financing:
    Net proceeds from issuances
    of and subscriptions for
    common stock                          -           136            133
    Advances from related party       8,841        51,171              -
    Advances from shareholder             -             -         27,367
    Advances to shareholder         (87,479)      (38,856)             -
    Proceeds from issuance of
    promissory notes                105,534        55,249              -
    Repayment of promissory notes   (33,245)            -              -
    ---------------------------------------------------------------------
    Net cash provided by (used
    in) financing activities         (6,349)       67,700         27,500
    ---------------------------------------------------------------------
 Increase (decrease) in cash         (7,987)       (3,213)        10,627
 Cash, beginning of period            9,631        12,844          2,217
 ------------------------------------------------------------------------
 Cash, end of period                $ 1,644       $ 9,631       $ 12,844
 ------------------------------------------------------------------------
 Supplementary disclosure:
    Non-cash transactions:
       Dividends credited to
       shareholder loan             $     -      $ 13,857       $      -
    Interest paid                   $ 1,415      $      -       $      -
    Income taxes paid               $     -      $      -       $      -
 ------------------------------------------------------------------------

See accompanying notes to combined financial statements.

HOME FINDERS REALTY
Notes to Combined Financial Statements
(Expressed in U.S. Dollars)

Four months ended April 28, 2000 and years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

1. General operations:

   The Company's primary business activity is to provide a service which allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites AMRR.com and CMRR.com.

2.    Significant accounting policies:

   (a)      Basis of presentation:

     Home Finders Realty consists of two companies under common control, Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc., (collectively referred to as "Home Finders Realty" or the "Company"). Home Finders Realty Ltd. was incorporated in British Columbia, Canada on April 1, 1981. Most Referred Real Estate Agents Inc. was incorporated under the Canada Business Corporations Act on August 5, 1997. As both companies are wholly-owned by the same shareholders, their financial statements have been presented on a combined basis to present the results of operations and cash flows of entities under common control which were acquired by North American Resort and Golf, Inc. ("NARG"), a previously unrelated party, on April 28, 2000.

      These statements have been prepared for specific purposes of providing financial information related to the acquired business of Home Finders Realty by NARG in accordance with the rules and regulations of the Securities and Exchange Commission in the United States.

   (b)      Combined financial statements:

      The combined financial statements include the accounts of the following:
               Most Referred Real Estate Agents Inc.
               Home Finders Realty Ltd.

      All significant inter-company balances and transactions have been eliminated in the combined financial statements.

   (c)      Use of estimates:

      The preparation of combined financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the combined financial statements and reported revenues and expenses for the reporting period. Actual results may significantly differ from those estimates.

HOME FINDERS REALTY
Notes to Combined Financial Statements (continued)
(Expressed in U.S. Dollars)

Four months ended April 28, 2000 and years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

   (d)      Foreign currency translation:

      The operations of the Company is located in Maple Ridge, Canada and their functional currency is the Canadian dollar. The operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year.

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

   (g)      Web site development:

      The Company accounts for web site development costs in accordance with EITF 00-2. Under this standard web site development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Amortization of these costs is provided for over two years on a straight-line basis and is recorded as part of web site maintenance and development. Routine web-site maintenance costs, operating costs and costs associated with upgrades that do not increase functionality are expensed as incurred.

HOME FINDERS REALTY
Notes to Combined Financial Statements (continued)
(Expressed in U.S. Dollars)

Four months ended April 28, 2000 and years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

   (h)      Revenue recognition:

      The Company earns revenues from the sale of annual non-refundable realtor memberships and through referral fees resulting when a person buys or sells a house through a member realtor referred by the Company. Membership fees are recognized over the membership period from the commencement of the membership term. Referral fees are recorded when earned and received from the members.

3. Related party transaction:

   During the four months ended Aril 28, 2001, the Company advanced $86,427 (year ended December 31, 1999 - $83,888; year ended December 31, 1998 - received $27,367 from the shareholder) to a shareholder to fund certain expenditures pertaining to the shareholder and to repay amounts previously advanced to the company. The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.

4. Deferred costs:

   During the year ended December 31, 1999, the Company incurred $55,429 in costs related to the proposed transaction with NARG. On April 28, 2000, the Company completed this transaction at which time $36,987 in costs were expensed with the balance of $18,442 charged back to the former shareholder of the Company for their portion of the costs.

5. Fixed assets:

   Fixed assets consist of the following:

   -------------------------------------------------------------------
                                            April 28      December 31
                                              2000           1999
   -------------------------------------------------------------------

   Cost:
        Automotive                           $ 7,172       $ 7,172
        Computer equipment                    16,107        15,979
        Computer software                     25,813        24,912
        Office equipment                      10,787         9,863
       ------------------------------------------------------------
                                              59,879        57,926


   Accumulated amortization:
       Automotive                              2,924         2,388
       Computer equipment                      4,262         3,229
       Computer software                       9,638         7,748
       Office equipment                       10,112         9,863
       ------------------------------------------------------------
                                              26,936        23,228
   ----------------------------------------------------------------
   Net book value                            $32,943      $ 34,698
   ----------------------------------------------------------------

HOME FINDERS REALTY
Notes to Combined Financial Statements (continued)
(Expressed in U.S. Dollars)

Four months ended April 28, 2000 and years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

6. Web site development:

   ----------------------------------------------------------------
                                            April 28      December
                                                2000       31 1999
   ----------------------------------------------------------------

   Cost                                      $52,643       $31,005
   Less accumulated amortization              28,793        17,785
   ----------------------------------------------------------------
   Net book value                            $23,850       $13,220


7. Promissory notes payable:

   ----------------------------------------------------------------
                                            April 28   December 31
                                                2000          1999
   ----------------------------------------------------------------

   Note payable, with interest at 10%
   (reduced to 8.5% if fully repaid by
   December 2, 2000), no fixed terms of      $17,853       $55,429
   repayment; secured - see below

   Note payable, with interest at 10% per
   annum (reduced to 8.5% if fully repaid
   by December 2, 2000), no fixed terms of    15,877             -
   repayment; secured - see below
   ----------------------------------------------------------------
                                             $33,730       $55,429
   ----------------------------------------------------------------

   The above promissory notes are secured by a general security agreement over all of the assets of Home Finders Realty Ltd.

8. Payable to related party:

   ----------------------------------------------------------------
                                            April 28   December 31
                                                2000          1999
   ----------------------------------------------------------------
   Due to AMRR.com Inc. ("AMRR"), without
   interest or specified terms of repayment  $60,012      $ 51,171
   ----------------------------------------------------------------

   A director of the Company is the sole director of AMRR.

   The Company leases computer and office equipment with a cost of approximately $31,000 from AMRR for $1 per year.

HOME FINDERS REALTY
Notes to Combined Financial Statements (continued)
(Expressed in U.S. Dollars)

Four months ended April 28, 2000 and years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

9. Income taxes:

   The Company has income tax loss carryforwards of approximately $94,000 which are available to reduce future taxable income. The benefits of the losses has not been recognized in the financial statements. The losses will expire as follows:

   ----------------------------------------------------------------
                                                             Total
   ----------------------------------------------------------------

   2005                                                    $26,000
   2006                                                    $24,000
   2007                                                    $44,000
   ----------------------------------------------------------------

   Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

   ---------------------------------------------------------------------
                                               April 28,   December 31,
                                                 2000         1999
   ---------------------------------------------------------------------

   Deferred tax assets:
       Operating loss carryforwards            $40,000     $22,000
       Unearned revenues                        74,000      77,000
       ------------------------------------------------------------
                                               114,000      99,000

   Valuation allowance for deferred tax       (97,000)    (79,000)
   assets
   ----------------------------------------------------------------
   Net deferred tax assets                      17,000      20,000

   Deferred tax liabilities:
       Capital assets and web site
       development                              (2,000)     (4,000)
       Prepaid expenses                        (15,000)    (16,000)
       ------------------------------------------------------------
       ------------------------------------------------------------
                                              (17,000)    (20,000)
   ----------------------------------------------------------------
                                               $    -     $     -
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

 HOME FINDERS REALTY
Notes to Combined Financial Statements (continued)
(Expressed in U.S. Dollars)

Four months ended April 28, 2000 and years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

10.   Financial instruments (continued):

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

   Foreign Exchange Risk:

   The Company operates in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to the Company will fluctuate with the Canadian foreign exchange rate.


11.   Segmented information:

   Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

                                   SIGNATURES

    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of August 2001.

                                  MARKETU INC.

                                       By:  /s/ Kenneth Galpin
                                         ------------------------------------
                                               Kenneth Galpin, President

                                       By:  /s/ Scott Munro
                                          ------------------------------
                                               Scott Munro, Treasurer and
                                               Principal Financial Officer

     Pursuant  to  the   requirements  of  the  Securities  Act  of  l933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title                    Date

 /s/ Kenneth Galpin
Kenneth Galpin                  President and Director    August 2, 2001

 /s/ Glen Davies
Glen Davies                     Director                  August 2, 2001

 /s/ Ken Landis
Ken Landis                      Director                  August 2, 2001

 /s/ David Woodcock
David Woodcock                  Director                  August 2, 2001


William Coughlin                Director