Form 10QSB/A
period 2001-01-31
MARKETU INC
filed 2001-09-12
CIK 1047965

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

                                  MARKETU INC.
                  (Formerly North American Resort & Golf, Inc.)
                  ---------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

       Nevada                                         98-0173359
-----------------------                         ------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


     Suite 101, 20145 Stewart Crescent
      Maple Ridge, BC   Canada                                 V2X 0T6
----------------------------------------                  ------------------
(Address of principal executive offices)                 (Postal or Zip Code)


Issuer's telephone number, including area code: 604-460-7634


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

As of July 31, 2001 the Company had 9,704,184 outstanding shares of Common Stock. This amount excludes 4,500,000 shares of common stock issuable upon the exchange of 4,500,000 Series A Preferred shares.

            Interim Consolidated Financial Statements of

            MARKETU INC.
            (Expressed in U.S. Dollars)


            Six months ended January 31, 2001
            (Unaudited)

 MARKETU INC.
 Interim Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

 January 31, 2001 and July 31, 2000

 -----------------------------------------------------------------------------
                                                        January 31     July 31
                                                          2001          2000
 -----------------------------------------------------------------------------
                                                       (Unaudited)
 Assets

 Current assets:
    Cash                                              $  51,038 $       3,034
    Accounts receivable                                  20,456         6,821
    Prepaid expenses                                     19,418        29,045
    Security deposit                                     16,789        10,810
   -------------------------------------------------------------------------
                                                        107,701        49,710

 Due from shareholder (Note 4)                           78,550        69,241

 Goodwill (Note 5)                                      747,064       913,078

 Fixed assets                                            81,363        30,094

 Web site development                                    34,935        33,563
-------------------------------------------------------------------------------
                                                     $1,049,613    $1,095,686
 -----------------------------------------------------------------------------

 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable and accrued liabilities          $ 123,729     $  95,144
    Unearned revenue                                     70,102       137,489
    Due to related parties (Note 6)                      43,890        49,388
    Promissory notes payable                                 --        24,887
    --------------------------------------------------------------------------
                                                        237,721       306,908

 Stockholders' equity:
    Common stock - 50,000,000 authorized,
      8,263,154 issued (July 31, 2000 - 5,054,367)        7,852         5,054
    Additional paid in capital                          752,393       330,376
    Series A preferred stock - 10,000,000
       authorized, 4,500,000 issued                     759,375       759,375
    Deficit                                            (710,809)     (306,932)
    Accumulative other comprehensive income:
       Cumulative exchange adjustment                     3,081           905
     -------------------------------------------------------------------------
                                                        811,892       788,778

 Subsequent events (Notes 3 and 10)
-----------------------------------------------------------------------------
                                                    $ 1,049,613    $1,095,686
 -----------------------------------------------------------------------------

 See accompanying notes to interim consolidated financial statements.

 MARKETU INC.
 Interim Consolidated Statements of Operations
 (Expressed in U.S. Dollars)
 (Unaudited)

 --------------------------------------------------------------------------------------
                                Three months   Three months   Six months   Six months
                                    ended        ended          ended        ended
                                 January 31    January 31     January 31    January 31
                                    2001           2000         2001          2000
 --------------------------------------------------------------------------------------
 Revenue:
    Referral fees                 $ 70,505     $     --       $136,688      $    --
    Membership dues                 78,717           --        161,133           --
    Miscellaneous revenue            8,334           --          8,841           --
    -----------------------------------------------------------------------------------
                                   157,556           --        306,662           --
 Direct costs:
    Commission                      20,039           --         43,074           --
    Courier                            334           --            743           --
    Credit card                      1,086           --          3,068           --
    Telephone                        6,993           --         13,834           --
    Wages and benefits              64,497           --        107,953           --
    Web site maintenance and
    development                     14,662           --         34,849           --
    -----------------------------------------------------------------------------------
                                   107,611           --        203,521           --
 --------------------------------------------------------------------------------------
 Gross margin                       49,945           --        103,141

 General and administrative
 expenses:
    Advertising and promotion        1,269           --          1,501           --
    Amortization - capital           3,849           --          6,056           --
    costs - goodwill                83,007           --        166,014           --
    Automobile                          --           --            866           --
    Bank charges and interest        1,099           --          3,146           --
    Computer services                  891           --          2,621           --
    Consulting services                 --       10,000             --       10,000
    Insurance and licensing          2,496           --          3,818           --
    Investor relations and           8,322           --         10,530           --
    marketing
    Membership and dues                 78           --             78           --
    Office lease                     5,103           --          9,288           --
    Office supplies                  3,217        4,000          4,228        4,750
    Professional fees               40,566       17,999         76,588       17,999
    Maintenance and utilities        2,343           --          3,331           --
    Management fees                 45,920           --         69,558           --
    Stock transfer and filings       2,152           --          2,152        1,747
    Telephone                        1,418           --          2,146        1,164
    Travel                          10,695           --         17,544           --
    Wages and benefits              72,984           --        127,553           --
    -----------------------------------------------------------------------------------
                                   285,409       31,999        507,018       35,660
 --------------------------------------------------------------------------------------
 Net loss for the period         $(235,464)   $ (31,999)     $(403,877)   $ (35,660)
 --------------------------------------------------------------------------------------

 Net loss per common share,
 basic and diluted                $  (0.02)    $  (0.01)      $  (0.04)     $ (0.01)
 Weighted average common
   shares outstanding, basic
    and diluted                 12,762,143    4,656,644     11,415,256    4,603,848
 --------------------------------------------------------------------------------------


  See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in U.S. Dollars)
Six months ended January 31, 2001
(Unaudited)

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
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2000             5,054,367  $   5,054    $  330,376   4,500,000   $ 759,375      $    905   $ (306,932) $ 788,778

Common    stock    issued    for
 compensation  on August 8, 2000
 at fair  market  value of $0.25      71,000         71        17,679          --          --            --           --     17,750
 per share

Common  stock issued for cash on
 October 19,  2000 at $0.15  per
 share,  net of  issuance  costs   2,589,569      2,590       383,715          --          --            --           --    386,305
 of $2,130

Issuance  of common  stock under
 subscription   on  October  19,
 2000 at $0.15 per share            544,218         544        81,089          --          --            --          --      81,633
  Less:   note   receivable  for
     subscription                        --        (544)      (81,089)         --          --            --          --     (81,633)
Common stock issued for
 compensation on November 24,
 2000 at fair market value of        4,000            4           756          --          --            --          --         760
 $0.19 per share
Subscription  receivable paid on
 January 31, 2001                       --          133        19,867          --          --            --          --      20,000

Comprehensive loss:
   Translation adjustment               --           --            --          --          --         2,176          --       2,176
   Loss for the period                  --           --            --          --          --            --    (403,877)   (403,877)
                                                                                                    -------------------------------
Balance, January 31, 2001        8,263,154    $   7,852     $  752,393  4,500,000   $ 759,375     $   3,081  $ (710,809)  $ 811,892
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements

MARKETU INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

 ------------------------------------------------------------------------------
                                                        Six months   Six months
                                                          ended        ended
                                                        January 31   January 31
                                                           2001         2000
 ------------------------------------------------------------------------------

 Cash flows from operating activities:
    Loss for the period                                  $(403,877)    $(35,660)
    Items not involving cash:
    Amortization                                            172,070           --
    Amortization of web site development costs               27,137           --
    Stock based compensation                                 18,510           --
    Changes in operating asset and liabilities:                               --
       Accounts receivable                                 (13,635)           --
       Notes receivable                                          --     (35,790)
       Prepaid expenses                                       9,627           --
       Accounts payable and accrued liabilities             (6,648)       20,400
       Unearned revenue                                    (31,387)           --
    ----------------------------------------------------------------------------
    Net cash used in operating activities                 (228,203)     (51,050)

 Cash flows from investing activities:
    Acquisition of fixed assets                            (55,917)           --
    Web site development                                   (28,509)           --
    Security deposits                                       (5,979)           --
-------------------------------------------------------------------------------
 Net cash used in investing activities                     (90,405)           --

 Cash flows from financing activities:
    Net proceeds from issuances of and
     subscriptions for common stock                         386,305       50,000
    Stock subscription receivable                            20,000           --
    Repayment of advances to related parties                (5,498)           --
    Advances from related parties                                --        1,050
    Advances to shareholders                                (9,309)           --
    Repayment of promissory notes                          (24,886)           --
    ----------------------------------------------------------------------------
    Net cash provided by financing activities               366,612       51,050
--------------------------------------------------------------------------------
 Increase in cash                                            48,004           --
 Cash, beginning of period                                    3,034           --
 -------------------------------------------------------------------------------
 Cash, end of period                                       $ 51,038        $  --
 -------------------------------------------------------------------------------

  Supplemental disclosure (see Note 9).

  See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2001
(Unaudited)

----------------------------------------------------------------------------

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

   (a)      Consolidation:

     The interim consolidated financial statements include the accounts of the Company and its subsidiaries: Most Referred Real Estate Agents Inc., Home Finders Realty Ltd. (collectively "Home Finders Realty") and 604587 British Columbia Ltd.

      All significant inter-company balances and transactions have been eliminated in the interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2001
(Unaudited)
-------------------------------------------------------------------------------


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

    (c) The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB/A in conjunction herewith. Operating results for the six months ended January 31, 2001 are not necessarily indicative of the results that can be expected for the year ending July 31, 2001.

 3. Capital stock:

(a) As of January 31, 2001, the Company has outstanding stock options for the purchase of common shares as follows:

            100,000 shares at $1.00 per share to March 1, 2001
            527,000 shares at $0.43 per share until expiry on August 1, 2003


(b) As of January 31, 2001 the Company had outstanding warrants for the purchase of common shares as follows:
      ---------------------------------------------------------------------
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
      ---------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2001
(Unaudited)
-------------------------------------------------------------------------------


3. Capital stock (continued):

   During the three-month period ended January 31, 2001 the following share transaction occurred:

(a) On November 24, 2000 the Company issued 4,000 common shares to an employee, for services rendered, pursuant to the Stock Bonus Plan.

   Subsequent to January 31, 2001, the following share transactions occurred:

(a)  On February 10, 2001, 50,000 warrants, exercisable at $0.75, expired.

(b) On February 14, 2001 the Company issued 446,530 common shares to acquire approximately 86.9% of the issued and outstanding common shares of AMRR.com, Inc. (see note 10).

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

(f)  On March 10, 2001, 61,500 warrants, exercisable at $0.75, expired.

(g)  On March 17, 2001, 125,667 warrants, exercisable at $1.00, expired.

(h) On May 1, 2000, 65,000 warrants, exercisable at $1.25 and 65,000 warrants, exercisable at $1.50, expired.

(i) On May 15, 2001, the Company issued 100,000 stock options exercisable at $0.25 to each of two of its officers, three of its directors and to one consultant of the Company.

(j) On May 7, 2001, the Company issued 38,500 common shares to employees for services rendered, pursuant to the Stock Bonus Plan.

(k) On May 7, 2001, the Company issued 50,000 common shares to two consultants for services rendered, pursuant to the Stock Bonus Plan.

(l) On May 15, 2001, the Company issued 115,000 stock options exercisable at $0.25. 75,000 options were issued to an employee and 40,000 to a consultant.

(m) On May 22, 2001 the Company sold 375,000 units at a price of $0.20 per unit for $25,000 in cash and a $50,000 note receivable. Each unit consists of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.25 per share at any time prior to July 13, 2003. The note receivable is due in two instalments; $25,000 was received on June 12, 2001 and $25,000 is due on July 13, 2001.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

3.    Capital stock (continued):

(n) On May 29, 2001 the Company sold 150,000 units at a price of $0.20 per unit for total proceeds of $30,000. Each unit consists of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.25 per share at any time prior to May 29, 2003. $30,000 was received on May 29, 2001.

(o) On May 31, 2001, the Company issued 5,000 common shares to a consultant for services rendered, pursuant to its Stock Bonus plan.


 4. Due from shareholder:

    The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.

5. Goodwill:

   -----------------------------------------------------------------------------
                                                         January 31     July 31
                                                              2001         2000
   -----------------------------------------------------------------------------

   Cost                                                   $996,085     $996,085
   Accumulated amortization                                249,021       83,007

   -----------------------------------------------------------------------------
   Net book value                                         $747,064     $913,078
   -----------------------------------------------------------------------------

6.  Due to related parties:

   -----------------------------------------------------------------------------
                                                        January 31      July 31
                                                            2001         2000
   -----------------------------------------------------------------------------
      Due to AMRR.com, Inc. ("AMRR"), without interest
     or specified terms of repayment                       $43,890      $49,388
   -----------------------------------------------------------------------------
                                                          $ 43,890     $ 49,388
   -----------------------------------------------------------------------------

    A director of the Company is the sole director of AMRR. On February 14, 2001, the Company acquired AMRR (see note 10). .

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2001
(Unaudited)
-------------------------------------------------------------------------------


7. Comparative figures:

Certain of the comparative period figures have been reclassified to conform with the current period presentation.


8. Pro-forma financial information:

The pro-forma financial information of the Company presented below should be read in conjunction with the enclosed detailed financial statements. The pro forma figures provided give effect to the acquisition of Home Finders Realty as if it had occurred at the beginning of the periods presented.

   Statement of Operations

   ---------------------------------------------------------------------------
                                                    Three months    Six months
                                                       ended          ended
                                                    January 31,     January 31,
                                                       2000           2000
                                                    (Pro-forma)    (Pro-forma)
   ----------------------------------------------------------------------------
  Revenues:
     Referral fees                                     $26,953         $82,987
     Membership dues                                   112,902         217,234
     Other                                               3,355           3,355
   ----------------------------------------------------------------------------
                                                       143,210         303,576

   Direct costs                                         77,557         131,816
   General and administrative expenses                 190,715         265,975
   Amortization of goodwill                             83,007         186,014
-------------------------------------------------------------------------------
   Net Loss                                         $ (208,089)     $ (280,229)
 ------------------------------------------------------------------------------

   Pro-forma net loss per common share, basic and       $(0.05)         $(0.06)
     diluted

   Pro-forma weighted average common shares
     outstanding, basic and diluted                  4,656,644       4,603,848
   -----------------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2001
(Unaudited)
-------------------------------------------------------------------------------


9. Statement of Cash Flows supplemental disclosure:
-----------------------------------------------------------------------------
                                         Three months ended    Six months ended
                                           January 31, 2001    January 31, 2001
 -----------------------------------------------------------------------------
Interest paid                                 $   781          $   2,244
Income taxed paid                             $    --           $     --
-----------------------------------------------------------------------------


10.   Subsequent events:

Acquisition of AMRR.com, Inc. ("AMRR"):

On February 14, 2001, the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR. This transaction was completed by issuing 446,530 common shares of the Company to the shareholders of AMRR in exchange for 223,265 common shares in AMRR.

Subsequently and pursuant to the purchase agreement, AMRR purchased for cash, the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%. The cash outlay by AMRR is recoverable from other parties including the sole director of AMRR.

The 446,530 common shares issued by the Company on the acquisition has been valued based upon the fair market value of the assets acquired.

The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

    ---------------------------------------------------------------------------
    Assets acquired:
      Other current assets                                               $ 2,555
      Fixed assets                                                         8,731
   -----------------------------------------------------------------------------
                                                                          11,286

    Debt to AMRR extinguished on acquisition                              34,615
   -----------------------------------------------------------------------------
     Fair market value of common shares issued upon acquisition          $45,901
    of AMRR
    ----------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations


Revenues and expenses

Revenues during the six months ended January 31, 2001 were less than expected due to technical problems during the summer of 2000. These technical problems included: software failures that resulted in the Company being unable to view customer information by means of its websites and website server hardware failures that caused the Company's websites to be unavailable to its customers for significant periods of time. The Company has taken steps to prevent these technical problems from reoccurring. The steps include the installation of additional computer systems and upgrading existing computer systems, the implementation of a system backup program, relocating the computers serving the Company's website to a facility with greater backup systems, and the establishment of a 24-hour automated alert system for the Company's technical staff. It is the opinion of management that these technical problems have been corrected and are not likely to reoccur.

Referral revenues increased by $70,505 during the second quarter of 2001 from $0 in the second quarter of fiscal 2000 and increased by $136,688 for the current six-month period from $0 in the six-month period of fiscal 2000 as a result of the acquisition of Home Finders Realty. The Company is continuing to focus its efforts primarily on its realtor referral services. As a result, referral revenues, on a pro-forma basis, for the quarter increased $43,552 or 161.6% over the second quarter of fiscal 2000 and increased by $53,701 or 64.7% during the current six-month period over the six-month period of fiscal 2000. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee.

Membership revenues increased by $161,133 during the current six-month period from $0 in the comparative period in 2000 as a result of the acquisition of Home Finders Realty. On a pro-forma basis, membership revenues decreased by 25.8% from $217,234 for the six-month period of fiscal 2000 to $161,133 for the six-month period of fiscal 2001. Pro forma second quarter membership dues declined 30.3% over the fiscal 2000 quarter primarily due to a change in the Company's marketing strategy and increased competition from businesses offering website design and hosting services to realtors. The change in the marketing strategy involved moving staff from membership sales to referral services.

Direct costs for the three and six months ended January 31, 2001 increased by $30,054 and $71,705 respectively in comparison to the pro-forma periods in the prior year. This increase is due to the hiring of additional realtors and support staff to enable the Company to meet increased real estate transaction demands.

General and administrative expenses, exclusive of goodwill amortization, increased during the six months of fiscal year 2001 by $305,344 in comparison to the same period in the prior year due to the acquisition of Home Finders Realty. Prior year expenses of $35,660 represent only those expenses of the Company prior to the acquisition of Home Finders Realty and were incurred when the Company was considered to be a development stage enterprise. General and administrative expenses, exclusive of goodwill amortization, increased during the six months of fiscal year 2001 by $75,029 or 28.2% in comparison to pro forma general and administrative expenses during the prior period due to the reorganization of management and the sales and marketing departments, costs associated with the redesign of web sites to incorporate updated software and graphical enhancements, and increased legal and accounting costs associated with the Company's filings with the Securities and Exchange Commission.

As a result of the use of purchase method accounting for the acquisition of Home Finders Realty, goodwill of $996,085 was recorded in fiscal 2000 of which $166,014 was amortized during the six months ended January 31, 2001.

General and Administrative expenses in the second quarter declined by $11,687 from pro forma general and administrative expenses during the comparable quarter in the prior period due to decreased professional fees.

Management expects expenses will increase in the third and fourth quarters of fiscal 2001. The Company has plans to offer its services on a private label basis to Real Estate franchise operators across North America. The volumes of work associated with some of these arrangements may require the Company to expend significant funds some six months in advance of revenues on additional personnel, equipment and facilities.

Stock based compensation

In November 2000 the Company issued 4,000 shares of common stock, pursuant to the Company's Stock Bonus Plan, to an employee for services rendered. Stock compensation expense for the quarter was $760 and $18,510 for the six months ended January 31, 2001. No stock based compensation was required to be recorded in the comparative periods.

Liquidity and Capital Resources

The Company had a working capital deficiency of $130,020 as of January 31, 2001 as compared to a working capital deficiency of $257,198 as at July 31, 2000.

During the six months ended January 31, 2001 the Company used cash of $228,203 in its operations. During this same period, the Company spent $90,405 on equipment, web site development and security deposits to expand and upgrade its systems.

Cash required by the Company during the period was generated primarily through the sale of common stock and warrants. The Company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. Two private placements raising $300,000 and $170,068 were completed on October 19, 2000 and are reflected in the first quarter results. Additional private placements are contemplated, but not assured, before the end of the fiscal year.

Notwithstanding these issuances, additional capital will be needed to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital required. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans.

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

                                    MARKETU INC.



Date:  August  10, 2001          By:  /s/ Kenneth Galpin
      ---------------------            -------------------------------------
                                      Kenneth Galpin, Director and President


                                 By:  /s/ Scott Munro
                                      ------------------------------------
                                      Scott Munro, Principal Financial and
                                       Accounting Officer