Form 10QSB/A
period 2000-10-31
MARKETU INC
filed 2001-09-13
CIK 1047965

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


    Suite 101, 20145 Stewart Crescent
      Maple Ridge, BC Canada                              V2X 0T6
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

            MARKETU INC.
            (Expressed in U.S. Dollars)


            Three months ended October 31, 2000
            (Unaudited)

 MARKETU INC.
 Interim Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

 October 31, 2000 and July 31, 2000

 -------------------------------------------------------------------------------
                                                        October 31       July 31
                                                           2000           2000
 -------------------------------------------------------------------------------
                                                       (Unaudited)
 Assets

 Current assets:
    Cash                                                $  197,820 $       3,034
    Accounts receivable                                     12,277         6,821
    Prepaid expenses                                        29,021        29,045
    Security deposit                                        18,236        10,810
    ----------------------------------------------------------------------------
                                                           257,354        49,710

 Due from shareholder (Note 4)                              74,813        69,241

 Goodwill (Note 5)                                         830,071       913,078

 Fixed assets                                               42,081        30,094

 Web site development                                       39,355        33,563

 -------------------------------------------------------------------------------
                                                        $1,243,674    $1,095,686
 -------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable and accrued liabilities              $ 55,528     $  95,144
    Unearned revenue                                       117,872       137,489
    Due to related parties (Note 6)                         45,271        49,388
    Promissory notes payable                                     -        24,887
    ----------------------------------------------------------------------------
                                                           218,671       306,908

 Stockholders' equity:
    Common stock - 50,000,000 authorized, 8,259,154
    issued          (July 31, 2000 - 5,054,367)              7,715         5,054
    Additional paid in capital                             731,770       330,376
    Series A preferred stock - 10,000,000
    authorized,                                            759,375       759,375
      4,500,000 issued
    Deficit                                              (475,345)     (306,932)
    Accumulative other comprehensive income (loss):
       Cumulative exchange adjustment                        1,488           905
     ---------------------------------------------------------------------------
                                                         1,025,003       788,778
 Subsequent events (Notes 3 and 8)
 -------------------------------------------------------------------------------
                                                       $ 1,243,674    $1,095,686
 -------------------------------------------------------------------------------

 See accompanying notes to interim consolidated financial statements.

 MARKETU INC.
 Interim Consolidated Statements of Operations
 (Expressed in U.S. Dollars)
 (Unaudited)

 -----------------------------------------------------------------------
                                              Three months    Three months
                                                     ended        ended
                                               October 31,     October 31,
                                                      2000         1999
 -----------------------------------------------------------------------
 Revenue:
    Referral fees                                 $ 66,183     $     --
    Membership dues                                 82,416           --
    Miscellaneous revenue                              507           --
    --------------------------------------------------------------------
                                                   149,106           --
 Direct costs:
    Commission                                      23,035           --
    Courier                                            409           --
    Credit card                                      1,982           --
    Telephone                                        6,841           --
    Wages and benefits                              43,456           --
    Web site maintenance and development            20,187           --
    --------------------------------------------------------------------
                                                    82,910           --
 -----------------------------------------------------------------------
 Gross margin                                       66,196           --

 General and administrative expenses:
    Advertising and promotion                          232           --
    Amortization      - capital costs                2,207           --
              - goodwill                            83,007           --
    Automobile                                         866           --
    Bank charges and interest                        2,047           --
    Computer services                                1,730           --

    Insurance and licensing                          1,322           --
    Investor relations and marketing                 2,208           --

    Office lease                                     4,185           --
    Office supplies                                  1,011        3,661
    Professional fees                               36,022           --
    Maintenance and utilities                          988           --
    Management fees                                 23,638           --
    Stock compensation                              17,750           --
    Stock transfer and filings                         972           --
    Telephone                                          728           --
    Travel                                           6,849           --
    Wages and benefits                              36,819           --
    --------------------------------------------------------------------
                                                   234,609        3,661
 -----------------------------------------------------------------------
 Net loss for the period                        $(168,413)    $ (3,661)
 -----------------------------------------------------------------------

 Net loss per common share, basic and diluted
                                                 $  (0.02)      $  0.00
 Weighted average common shares
  outstanding, basic and diluted                 9,673,735    4,552,200
 -----------------------------------------------------------------------

  See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in U.S. Dollars)
Three months ended October 31, 2000
(Unaudited)

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
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2000             5,054,367    $ 5,054      $ 330,376   4,500,000   $ 759,375        $  905   $ (306,932) $ 788,778

Common stock issued for
 compensation on August 8, 2000
 at fair  market  value of $0.25      71,000         71         17,679          --          --            --           --     17,750
 per share

Common  stock issued for cash on
 October 19,  2000 at $0.15  per
 share,  net of  issuance  costs   2,589,569      2,590        383,715          --          --            --           --    386,305
 of $2,130

Issuance  of common  stock under
 subscription   on  October  19,
 2000 at $0.15 per share             544,218        544         81,089          --          --            --           --     81,633
  Less:   note   receivable  for           -       (544)       (81,089)         --          --            --           --   (81,633)
subscription

Comprehensive loss:
   Translation adjustment                 --         --             --          --          --           583           --        583
   Loss for the period                    --         --             --          --          --            --     (168,413) (168,413)
                                 ---------------------------------------------------------------------------------------------------
                                                                                                         583     (168,413) (167,830)
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000          8,259,154    $ 7,715      $ 731,770   4,500,000    $ 759,375      $ 1,488  $(475,345) $ 1,025,003
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to interim consolidated financial statements

MARKETU INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

 -------------------------------------------------------------------------------
                                                      Three months  Three months
                                                         ended          ended
                                                      October 31,    October 31,
                                                           2000          1999
 -------------------------------------------------------------------------------

 Cash flows from operating activities:
    Loss for the period                                $(168,413)     $ (3,661)
    Items not involving cash:
    Amortization                                          85,214            --
    Amortization of web site development costs            12,970            --
    Stock based compensation                              17,750            --
    Changes in operating asset and liabilities:                             --
       Accounts receivable                                (5,426)           --
       Prepaid expenses                                       24            --
       Accounts payable and accrued liabilities          (37,266)        3,661
       Unearned revenue                                  (19,617)           --
   -----------------------------------------------------------------------------
    Net cash used in operating activities               (114,794)           --

 Cash flows from investing activities:
    Acquisition of fixed assets                          (14,637)           --
    Web site development                                 (20,086)           --
    Security deposits                                     (7,426)           --
 -------------------------------------------------------------------------------
 Net cash used in investing activities                   (42,149)           --

 Cash flows from financing activities:
    Net proceeds from issuances of and
     subscriptions for common stock                      386,305            --
    Repayment of advances to related party                (4,117)           --
    Advances to shareholders                              (5,572)           --
    Repayment of promissory notes                        (24,887)           --
    ----------------------------------------------------------------------------
    Net cash provided by financing activities            351,729            --

 -------------------------------------------------------------------------------
 Increase in cash                                        194,786            --
 Cash, beginning of period                                 3,034            --
 -------------------------------------------------------------------------------
 Cash, end of period                                   $ 197,820        $   --
 -------------------------------------------------------------------------------

  Supplemental disclosure (see Note 10).

  See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2000
(Unaudited)

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

The Company's future operations are dependent upon the Company's ability to secure additional financing. The Company continues to experience negative cash flows from operations and the Company does not have sufficient working capital to sustain operations until October 31, 2001. To date, operations have primarily been financed through the issuance of common stock. There can be no assurance that the Company will be able to secure additional financing or be able to secure such financings on reasonable terms.



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

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

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

 3. Capital stock:

(a) As of October 31, 2000, the Company has outstanding stock options for the purchase of common shares as follows:

            100,000 shares at $1.00 per share to March 1, 2001
            527,000 shares at $0.43 per share until expiry on August 1, 2003


(b) As of October 31, 2000 the Company had outstanding warrants for the purchase of common shares as follows:

      ---------------------------------------------------------------------
        Number       Exercise Price              Expiration Date
       of shares    Year 1     Year 2       Year 1            Year 2
      ---------------------------------------------------------------------

         200,000     $ 0.50    $ 0.75   December 22,    December 22, 2001
                                        2001
          50,000     $ 0.75    $ 0.75                   February 10, 2001
          61,500     $ 0.75    $ 0.75                   March 10, 2001
         125,667     $ 1.00    $ 1.00                   March 17, 2001
          65,000     $ 1.25             May 1, 2001
          65,000     $ 1.50             May 1, 2001
       1,566,893     $ 0.25    $ 0.30   October 18,     October 18, 2002
                                        2001

      ---------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

3. Capital stock (continued):

   During the three-month period ended October 31, 2000 the following share transactions occurred:

(a) On August 8, 2000 the Company issued 71,000 common shares to an employee and former director for services at their market value of $0.25 per share.

(b) On October 19, 2000 the Company issued 3,133,787 common shares pursuant to a private placement agreement. The shares were issued at $0.15 each, of which 2,589,569 shares were issued for cash proceeds of $386,305 (net of issuance costs) and 544,219 shares were issued under subscription and a note receivable of $81,633.

   Subsequent to October 31, 2000, the following share transactions occurred:

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

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

3.  Capital stock (continued):
(m) On May 22, 2001 the Company sold 375,000 units at a price of $0.20 per unit for $25,000 in cash and a $50,000 note receivable. Each unit consists of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.25 per share at any time prior to July 13, 2003. The note receivable is due in two instalments; $25,000 was received on June 12, 2001 and $25,000 is due on July 13, 2001.
(n) On May 29, 2001 the Company sold 150,000 units at a price of $0.20 per unit for $30,000 in cash which was received on May 31, 2001. Each unit consists of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.25 per share at any time prior to May 29, 2003.
(o) On May 31, 2001 the Company issued 5,000 common shares from its bonus stock plan to a consultant for services.


 4. Due from shareholder:

    The amount due from shareholder is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company.


5. Goodwill:

   -----------------------------------------------------------------------------
                                                          October 31     July 31
                                                             2000         2000
   -----------------------------------------------------------------------------
   Cost                                                   $996,085     $996,085
   Accumulated amortization                                166,014       83,007
   -----------------------------------------------------------------------------
   Net book value                                         $830,071     $913,078
   -----------------------------------------------------------------------------

6.  Due to related parties:

   -----------------------------------------------------------------------------
                                                        October 31      July 31
                                                           2000          2000
   -----------------------------------------------------------------------------
   Due to AMRR.com, Inc. ("AMRR"), without interest
     or specified terms of repayment                     $ 45,271      $ 49,388
   -----------------------------------------------------------------------------
                                                         $ 45,271      $ 49,388
   -----------------------------------------------------------------------------

    A director of the Company is the sole director of AMRR. The Company leases computer and office equipment with a fair value of approximately $8,500.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

7.    Comparative figures:

    Certain of the comparative period figures have been reclassified to conform with the current period presentation.

8.    Subsequent Events

    Acquisition of AMRR.com, Inc.:

    On February 14, 2001, the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR. This transaction was completed by issuing 446,530 common shares of the Company to the shareholders of AMRR in exchange for 223,265 common shares in AMRR.

    Subsequently and pursuant to the purchase agreement, AMRR purchased for cash, the remaining 13.1% of the outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%. The cash outlay by AMRR is recoverable from other parties including the sole director of AMRR.

    The 446,530 common shares issued by the Company on the acquisition has been valued based upon the fair market value of the assets acquired.

    The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

    ----------------------------------------------------------------------------
        Assets acquired:
        Other current assets                                             $ 2,555
        Fixed assets                                                       8,731
    ----------------------------------------------------------------------------
                                                                          11,286

        Debt to AMRR extinguished on acquisition                          34,615
    ----------------------------------------------------------------------------
        Fair market value of common shares issued upon                   $45,901
        acquisition of AMRR
    ----------------------------------------------------------------------------

    Severance Costs:

    The Company made settlements, for past employment services, with former employees in June and July 2001. The total cost of these settlements is estimated to be $36,000 which will be settled through cash payments over a period of six months beginning at the end of July 2001. The estimated cost of the severance packages has been accrued as at April 30, 2001.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2000
(Unaudited)
--------------------------------------------------------------------------------


9. Pro-forma financial information:

    The pro-forma financial information of the Company presented below should be read in conjunction with the enclosed detailed financial statements. The pro forma figures provided gives effect to the acquisition of Home Finders Realty as if it had occurred at the beginning of the period presented.

   Statement of Operations

   -----------------------------------------------------------------------
                                                           Three months
                                                               ended
                                                           October 31,
                                                                1999
                                                            (Pro-forma)
   -----------------------------------------------------------------------
   Revenues:
     Referral fees                                             $56,032
     Membership dues                                           104,863
     Other                                                         113
     --------------------------------------------------------------------
                                                               161,008

   Direct costs                                                 69,285
   General and administrative expenses                         118,677
   Amortization of goodwill                                     83,007
   -----------------------------------------------------------------------
   Net Loss                                                 $ (109,961)
   -----------------------------------------------------------------------

   Pro-forma net loss per common share, basic and               $(0.02)
     diluted

   Pro-forma weighted average common shares
     outstanding, basic and diluted                          4,552,200
   -----------------------------------------------------------------------

10.   Statement of Cash Flows supplemental disclosure:

----------------------------------------------------------------------
                                       Three months    Three months
                                           ended            ended
                                       October 31,      October 31,
                                           2000             1999
----------------------------------------------------------------------
Non-cash transactions:
Interest paid                          $  1,463          $    -
Income taxed paid                       $     -          $    -
----------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

Change in ownership

In September 25, 2000 the Company announced the appointment of a new director and president as part of a management and ownership change of control.

On September 21, 2000:

o 612559 B.C. Ltd. acquired 250,000 shares of the Company's common stock from Christine Cerisse, a former officer and director of the Company, for $50,000. 612559 B.C. Ltd. agreed to purchase 500,000 additional shares of the Company's common stock owned by Ms. Cerisse for $150,000. As part of its agreement with Ms. Cerisse, 612559 B.C. Ltd. has the right to vote these 500,000 shares.

o 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of the Company's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote and may be exchanged for one share of the Company's common stock. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares at prices ranging from $0.65 to $0.85 per share. The option expires on April 30, 2002.

o Khachik Toomian acquired 2,000,000 shares of the Company's common stock from Ms. Cerisse for $153,000 in cash.

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

Revenues and expenses

Revenues during the three months ended October 31, 2000 were less than expected due to technical problems during the summer of 2000. These technical problems included: software failures that resulted in MarketU being unable to view customer information by means of its websites and website server hardware failures that caused MarketU's websites to be unavailable to its customers for significant periods of time. MarketU has taken steps to prevent these technical problems from reoccurring. The steps include the installation of additional computer systems and upgrading existing computer systems, the implementation of a system backup program, relocating the computers serving MarketU's website to a facility with greater backup systems, and the establishment of a 24-hour automated alert system for MarketU's technical staff. It is the opinion of management that these technical problems have been corrected and are not expected to reoccur in the future.

Revenues and Expenses (cont'd)

Referral revenues increased by $66,183 during the first quarter of 2001 over the first quarter of fiscal 2000 as a result of the acquisition of Home Finders Realty. The Company is continuing to focus its efforts primarily on its realtor referral services. As a result, referral revenues, on a pro-forma basis, for the quarter increased $10,151 or 18.1% over the first quarter of fiscal 2000. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee.

Membership revenues increased by $82,416 during the current three-month period over the comparative period in 1999 as a result of the acquisition of Home Finders Realty. On a pro-forma basis, membership revenues decreased from $104,863 for the three-month period of fiscal 2000 to $82,416 for the three-month period of fiscal 2001. Pro forma first quarter membership dues declined 21.4% over the fiscal 2000 quarter primarily due to a change in the Company's marketing strategy and increased competition from businesses offering website design and hosting services to realtors. The change in the marketing strategy involved moving staff from membership sales to referral services. The Company is planning, however, to increase its membership marketing efforts beginning in the fourth quarter of fiscal 2001 to coincide with the launch of its re-designed websites.

Direct costs for the three-months ended October 31, 2000 increased by $13,625 in comparison to the pro-forma period in the prior year. This increase is due to the hiring of additional sales and marketing staff. It is expected that direct costs will continue to increase in future period in fiscal 2001 due to the anticipated hiring of additional sales, marketing and realtor staff.

General and administrative expenses, exclusive of goodwill amortization, increased during the three months of fiscal year 2001 by $147,941 in comparison to the same period in the prior year due to the acquisition of Home Finders Realty. Prior year expenses of $3,661 represent only those expenses of the Company prior to the acquisition of Home Finders Realty and were incurred when the Company was considered to be a development stage enterprise. General and administrative expenses, exclusive of goodwill amortization, increased during the three months of fiscal year 2001 by $29,264 or 24.7% in comparison to pro forma general and administrative expenses during the prior period due to the reorganization of management and the sales and marketing departments, and increased legal and accounting costs associated with the Company's filings with the Securities and Exchange Commission. As a result of the use of purchase method accounting for the acquisition of Home Finders Realty, goodwill of $996,085 was recorded in fiscal 2000 of which $83,007 was amortized during the three months ended October 31, 2000.


Management expects expenses will increase throughout the remainder of fiscal 2001 due to continued expansion and hiring of additional realtors and staff to meet the increased demand for its services. The Company has plans to offer its services on a private label basis to Real Estate franchise operators across North America. The volumes of work associated with some of these arrangements may require the Company to expend significant funds some six months in advance of revenues on additional personnel, equipment and facilities.

Stock based compensation

In August 2000 the Company issued 71,000 shares of common stock, pursuant to the Company's Stock Bonus Plan; 15,000 shares to an employee and 56,000 shares to a director, for services rendered. Stock compensation expense for the quarter was $17,750 for the three months ended October 31, 2000. No stock based compensation was required to be recorded in the comparative periods.

Liquidity and Capital Resources

The Company had working capital of $38,683 as of October 31, 2000 as compared to a working capital deficiency of $257,198 as at July 31, 2000. During the three-months ended October 31, 2000 the Company used cash of $114,794 in its operations.

During this same period, the Company spent $42,149 on equipment, web site development and security deposits to expand and upgrade its systems. Cash required by the Company during the period was generated primarily through the sale of common stock and warrants.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         On August 8, 2000 the Company issued 15,000 common shares to an employee and 56,000 common shares to a former director for services rendered, pursuant to the Company's stock bonus plan.

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

(a) Reports on Form 8-K - October 18, 2000; KPMG LLP appointed as the Company's auditor.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKETU INC.



Date:  August 10, 2001              By: /s/ Kenneth Galpin
    --------------------               --------------------------------------
                                        Kenneth Galpin, Director and President


                                    By: /s/ Scott Munro
                                        --------------------------------------
                                        Scott Munro, Principal Financial and
                                        Accounting Officer