Form 10KSB
period 2001-07-31
MARKETU INC
filed 2001-11-01
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended July 31, 2001
                                       OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-29067

                                  MARKETU, INC.
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

                                  Common Stock
                                 --------------
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X ___ YES NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended July 31, 2001 were $680,114.

The aggregate market value of the voting stock held by non-affiliates of the Company based upon the average bid and asked prices of the Company's common stock on October 19, 2001 was approximately $588,000.

Documents incorporated by reference: None

As of October 19, 2001 the Company had 9,711,684 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

MarketU, Inc. ("MKTU" or the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. Prior to April 28, 2000, the Company was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, MarketU acquired two Canadian subsidiaries in a series of transactions that were accounted for as a purchase of Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. (collectively "Home Finders Realty") by the Company.

The business of the Company is now that which is being conducted by Home Finders Realty and any reference to the Company is, unless otherwise indicated, also a reference to Home Finders Realty.

On June 27, 2000 the Company's shareholders approved a resolution to change the name of the Company to MarketU Inc.

On July 31, 2001 Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. amalgamated. The continuing corporation is Most Referred Real Estate Agents Inc.

The Company provides a service which allows a homebuyer or seller ("Customer") wanting to purchase or sell a property or residence in another city, to locate a realtor to assist in the real estate transaction. The Company's services are primarily designed for a residential Customer who is relocating to another area and needs realtor assistance with buying a residence in the new area and/or selling their current home. In most cases, the potential Customer is not familiar with realtors in the city where the Customer plans to relocate. The Company's referral services are available through the Company's MOSTREFERRED.COM and related websites, or by phoning a 1-800-414-5655 hotline.

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

The Company begins its search for members in each area by telephoning realtors who service the area and asking these realtors to nominate other realtors who have a reputation for integrity and a high level of customer service. When contacted by the Company, a realtor is asked to provide the names of at least 3 other realtors with such a reputation. Once a realtor has been nominated by at least three other realtors, the particular realtor is contacted by a Company representative concerning membership. If a realtor accepts the membership, either full or associate, they are placed in the Company's website directory and given the award and designation of "Most Referred(TM) Real Estate Agent".

The Company offers full and associate memberships. The average membership currently costs $39.95 per month, or an optional $399.00 per year. With a full membership, the realtor's name, company logo, picture, biographical information, and awards are displayed on the Company's website. A full member agrees to pay the Company referral fees equal to 25% of any gross commissions earned by the member from the sale of a residence by or to a person referred by the Company.

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

For the fiscal year ended July 31, 2001 the Company earned approximately $433,000 in referral fees from approximately 410 residential real estate closings.

In the prior fiscal year, between August 1, 1999 and July 31, 2000 the Company earned approximately $235,000 in referral fees from approximately 280 residential real estate closings. This includes referral fees of approximately $140,000 earned by Home Finders Realty prior to the April 28, 2000 acquisition by the Company and business combination.

The Company currently markets its services exclusively on the Internet. The Company maintains in excess of 20,000 search engine listings which currently result in approximately 200,000 unique visits per month to the Company's website.

Competition. The Company competes with a number of Internet-based realtor locator services, including Realtor.com(R) and HomeSeekers.com(TM). The Company also competes with national real estate brokerage networks such as Cendant, Better Homes and Gardens, Century 21, Re/Max, and Coldwell Banker, all of which have referral capabilities for Customers wanting to purchase a residence in a different area. Although Better Homes and Gardens, Century 21, Re/Max, and Coldwell Banker, all of which have referral capabilities and most of the Company's competitors have greater name recognition, financial resources, and marketing resources than the Company, the Company believes that its program offers the following advantages over other realtor locator services:

 1. The Company's realtors are nominated by their peers for having professionalism and integrity regardless of real estate company affiliation.

 2. The Company services 2,600 geographical areas, with a minimum population of 100,000, across North America by maintaining real estate agent relationships in those areas.

Government Regulation. The Company's subsidiary, Most Referred Real Estate Agents Inc., is federally registered in Canada and is a licensed real estate broker in British Columbia, Canada, which legally allows Most Referred to receive real estate commissions from anywhere in Canada. Although Most Referred Real Estate Agents Inc. or the Company is not licensed in the United States, the Company is of the opinion, based upon its discussions and written communications with numerous real estate commissions in Canada and the United States, that the payment of referral fees by U.S. real estate agents or realtors to out of state, or country, real estate agents is permitted by all applicable laws and regulations. Although in some states the Company is required to comply with certain regulations relating to the payment of referral fees, the Company does not believe that present or future compliance with these regulations will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to comply with any future regulations which may be adopted by state or provincial authorities or that compliance with any future regulations will make it uneconomical for the Company to operate in a particular state or province. It is also apparent to the Company that such regulations would have a similar impact on the Company's competition and other real estate brokerage companies which may refer customers from state to state or from the United States of America to Canada and vice versa.

Employees. As of October 19, 2001 the Company employed 28 people on a full-time basis. Several of these employees are licensed realtors or have real estate experience.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Suite 101, 20145 Stewart Crescent, Maple Ridge, B.C., Canada. The Company is leasing this 5,800 square feet of operations and executive offices at a rate of $2,325 per month until March 30, 2003. This Company is planning to move its offices on or before January 31, 2001, pending a lease arrangement being reached. The new office space will allow for Company growth required to meet its expansion objectives. The new office space will be approximately 18,000 square feet and cost approximately $8,500 per month. A new lease agreement has not been signed. The Company is able to terminate its current lease early without penalty.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of October 19, 2001, there were approximately 90 record owners of the Company's common stock. The Company's common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "MKTU". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.


Quarter Ending                     High           Low
--------------                     ----           ---
07/31/98                          $1.31          $1.06

10/31/98                          $1.19          $0.75
01/31/99                          $0.90          $0.84
04/30/99                          $1.12          $1.12
07/31/99                          $0.34          $0.34

10/30/99                          $0.15          $0.15
01/31/00                          $1.25          $0.59
04/30/00                          $1.13          $1.00
07/31/00                          $0.38          $0.38

10/31/00                          $0.52          $0.25
01/31/01                          $0.44          $0.19
04/30/01                          $0.31          $0.15
07/31/01                          $0.39          $0.16

The average bid to ask price of the Company's stock on October 19, 2001 was $0.165.

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

The provisions in the Company's Articles of Incorporation relating to the Company's unissued preferred stock would allow the Company's directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management. The Company has not issued any preferred shares with such rights.

Recent Sales of Unregistered Securities

      In May 2001 the Company issued 5,000 shares of common stock to an employee for services rendered, pursuant to its Stock Bonus Plan.

      In May 2001 the Company sold 150,000 units to George Shahnazarian, an officer of the Company, for $30,000 or $0.20 per unit. Each unit consists of one share of common stock and one warrant. Each warrant is exercisable at a price of $0.25 per share at any time prior to May 29, 2003.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The shares of common stock and the warrants described above are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report.

The statement of operations for the Company for the years ended July 31, 2001 and 2000 and pro forma statement of operations for July 31, 2000, giving effect to the acquisition of Home Finders Realty as if it had occurred at the beginning of fiscal 2000 follows. The acquisition of AMRR has been omitted from the pro forma information as AMRR's operations were insignificant.

                                                              Year ended
                                                             July 31, 2000
                               Year Ended       Year ended     Pro forma
                             July 31, 2001    July 31, 2000   (Unaudited)
                             -------------    ------------- -------------
Revenue
 Membership                    $  226,820       $  86,100     $  378,656
 Referral fees                    433,198          94,563        232,454
 Other                             20,096           3,397          4,745
 ------------------           ------------    ------------   ------------
                                  680,114         184,060        615,855
Cost of sales                     407,739          73,973        275,941
-------------------           ------------    ------------   ------------
Gross margin                      272,375         110,087        339,914

General and administrative
Expenses
Amortization of goodwill          763,919         222,792        618,800
and intangibles                   334,549          83,007        332,028
-------------------           ------------    ------------   ------------
                                1,095,947         305,799        950,828
-------------------           ------------    ------------   ------------
Net loss                       $ (823,572)    $  (195,712)    $ (610,914)
Net loss per
 share, basic and diluted      $    (0.07)    $     (0.03)    $    (0.10)
                               ===========    ============   ============

Summarized balance sheet information as of July31, 2001 and 2000 is as follows:



                              July 31, 2001     July 31, 2000
                              -------------     -------------

Current Assets                  $   99,309        $   49,710
Total Assets                       960,342         1,095,686
Current liabilities                291,906           306,908
Total liabilities                  291,906           306,908
Working Capital Deficit           (192,597)         (257,198)
Stockholders' Equity               668,436           788,778

Year Ending July 31, 2001

Revenues for the year ended July 31, 2001 were $680,114 compared to $184,060 for the previous year ended July 31, 2000. Revenues of $680,114 for the year ended July 31, 2001 increased 10.4% compared to $615,855 for the pro-forma year ended July 31, 2000. Specific changes to revenue include referral commissions which increased from $232,454, on a pro forma basis, for the year ended July 31, 2000 to $433,198 for the year ended July 31, 2001. This is an increase of 86.4% over the pro forma year ended July 31, 2000. This increase is due to the increased demand for the Company's referral services and dedication of its resources towards expanding this revenue. Membership revenues, on a pro forma basis decreased from $378,656 to $226,820; representing a decrease of 40.1% over the pro forma year ended July 31, 2000. This decrease is primarily due to increased competition in selling websites to real estate agents and realtors, which is a key element of a Most Referred(TM) membership. Another factor being the Company focusing its resources primarily on its referral business in order to meet increasing demand for its services.

Gross margin for the year ended July 31, 2001 was $272,375 (40.0%) compared to $110,087 (59.8%) for the prior year. Pro forma 2000 gross margin was $339,914 (55.2%) compared to $272,375 (40.0%) in the current year. This decrease in gross margin is largely due to increased website costs. Other factors include personnel costs, relating to the hiring of additional realtors and support staff and the relative lag time of four months on average before referral commissions are received. Although the costs of providing services are expected to be reduced in future periods, the Company anticipates hiring additional realtors and support staff to meet increasing demand for its services which will increase direct costs and decrease gross margin as revenues lag service efforts. The
Company also anticipates increased spending on website development and associated costs to meet realtor and customer needs which will further decrease its gross margin. Changes in the sources of revenue of the Company influence the gross margin. As a percentage of revenue, membership sales dropped by 28.1% from 61.5% ($378,656) for the pro forma year ended July 31, 2000 to 33.4% ($226,820)
for the year ended July 31, 2001. As a percentage of revenue, referral fees increased by 26.0% from 37.7% ($232,454) for the pro forma year ended July 31, 2000 to 63.7% ($433,198) for the year ended July 31, 2001. This change in revenue mix decreased gross margin as the direct costs associated with membership sales which approximate 35% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 55% of referral fees. As referral fees continue to grow relative to membership sales the overall gross margins percentage will decrease in the future. The Company is continuing to focus its efforts and resources on its referral services to meet increasing demand. The Company is projecting a gross margin of approximately 38% for fiscal 2002 on overall sales of approximately $1,450,000.

General and administrative expenses, excluding amortization of goodwill, were $763,919 during the current year compared to $222,792 (on a pro forma basis) for the year ended July 31, 2000. The increase in expenses is due to the acquisition of Home Finders Realty as well as the expansion of the Company's operations to meet the increase in demand for its services. Specific changes include wages and benefits which increased from $19,286 for the year ended July 31, 2000 to $222,273 for the year ended July 31, 2001. This increase is due to the hiring of additional technical, programming, and administrative staff to support the increased website traffic and general business of the Company and to the acquisition of Home Finders Realty. Professional fees increased from $72,051 for the year ended July 31, 2000 to $184,482 for the year ended July 31, 2001. This increase is due to increased legal and accounting fees in relation to the Company's regulatory filing requirements as a public company. Management fees increased to $141,359 for the year ended July 31, 2001 from $77,172 for the year ended July 31, 2000. This increase is due to the September 2000 changes in management (See Item 9).

Stock compensation for the year ended July 31, 2001 was $34,060 and $0 for the year ended July 31, 2000. The stock compensation was allocated as follows; $21,903 was charged to General and Administrative wages and benefits and $12,157 was charged to Direct costs wages and benefits for the year ended July 31, 2001.

Working capital deficiency at July 31, 2001 was $192,597 compared to $257,198 at July 31, 2000. Subsequent to the year end the Company received $100,000 in private placement funds which has reduced the working capital deficiency. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2002.

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

Liquidity and Sources of Capital

During the year ended July 31, 2001 MarketU's operations used $369,900 in cash and MarketU spent approximately $146,554 on website development and the purchase of property and equipment. Cash required by MarketU during the year was generated primarily through the sale of common stock and warrants. Subsequent to July 31, 2001, the Company sold 666,667 Series B preferred shares and 333,334 warrants for cash consideration of $100,000 which is the first installment on a $250,000 offering of the Series B preferred shares (The "PP1 Units"). The remaining PP1 Units, or 1,000,000 Series B preferred shares and 500,000 warrants, will be issued when the remaining PP1 price of $150,000 is paid. As part of the same subscription agreement the Company has agreed to issued a minimum of 1,750,000 additional Series B preferred shares and warrants (the PP2 and PP3 Units) for a maximum cash consideration of $1,250,000. Each Series B preferred share is convertible into one common share at no additional cost. The proceeds from this private placement will be used for Company expansion, debt and liability reduction, website development and general and administrative expenses.

Notwithstanding  the  proceeds  from the sale of the Series B Preferred  shares, additional capital will be needed to continue to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the

Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to maintain or reduce current operations in order to meet its obligations. During the twelve months ending July 31, 2002, the Company's anticipated net cash flow needs are as follows:


General and administrative expenses        $550,000
Company expansion plans                   1,250,000
Software development                         50,000
Debt and liability reduction                125,000
                                       ------------
                                         $2,000,000
                                       ============

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 142 requires companies to test goodwill for impairment annually in lieu of amortization at a reporting unit level. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001, may early adopt SFAS No. 142 provided they have not yet issued their first quarter financial statements.

The Company intends to early adopt SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Effective October 19, 2000 the Company retained KPMG LLP ("KPMG") to act as its auditors. In this regard KPMG replaced Morgan & Company which had previously audited the Company's financial statements for the fiscal years ended July 31, 1999 and 1998. The reports of Morgan & Company for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with Morgan & Company on any matter of accounting principles or practices,financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Morgan & Company would have caused Morgan & Company to make reference to such disagreements in its reports.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS The

Company's officers and directors are as follows:


Name                    Age     Position

Kenneth Galpin           42     President and a Director
William Coughlin         48     Director
David Woodcock           70     Director and Product Development Officer
Ken Landis               43     Director
Glenn Davies             46     Director and V.P. Marketing
Joy Tan                  48     V.P. Technology
Scott Munro              32     Treasurer and Principal Financial Officer
George Shahnazarian      44     Secretary

Each director holds office until the stockholders duly elect his successor. Executive officers serve at the pleasure of the Board of Directors.

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

William Coughlin was the Company's President between April 28, 2000 and September 2000. Mr. Coughlin has been a director of the Company since April 28, 2000. Mr. Coughlin was the Company's Product and Development Officer from September 2000 to December 2000. Mr. Coughlin has been the President of Home Finders Realty since October 1998. Between 1982 and 1998 Mr. Coughlin was a realtor with Re/Max Little Oak Realty Ltd. in Abbotsford, British Columbia.

David Woodcock has been a director of MarketU since December 2000. Since 1990 Mr. Woodcock has been the Managing Director of Harrell, Woodcock and Linkletter, an international consulting firm that assists corporations in the development and implementation of marketing plans.

Ken Landis has been a director of MarketU since December 2000. For the past five years Mr. Landis has been the owner of Landmark Truss and Lumber Inc.

Glenn Davies has been a director of MarketU since December 2000 and an officer of Most Referred Real Estate Agents Inc. since February 2001. For the past five years Mr. Davies has been the owner of Glenn Thomas Digital Consultants Ltd.

Joy Tan has been an officer of Most Referred Real Estate Agents Inc. since September 2001. For the past five years Mr. Tan has been the owner of IT Systems Ltd. Mr. Tan is proposed to become a director of the Company at its December 17, 2001 Annual General Meeting.

Scott Munro has been an officer of MarketU since April 28, 2000. Prior to joining MarketU, Mr. Munro was controller for Home Finders Realty Ltd. Mr. Munro was general manager of EnviroCoatings Inc. from January of 1998 to January of 1999, where he developed a business and marketing plan. Mr. Munro also managed Club Fit Inc., a chain of 8 fitness facilities, from October 1995 to March 1997. From April 1992 to September 1995, Mr. Munro was controller for Campbell Helicopters Ltd., a national helicopter company.

George Shahnazarian has been the Company's Secretary since September 2000. Prior to his association with the Company, Mr. Shahnazarian was C.F.O. and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to present. Mr. Shahnazarian is proposed to become a director of the Company at its December 17, 2001 Annual General Meeting.

Changes in Management and Share Ownership

Christine Cerisse was appointed as the President and a director of the Company in December 1999. On April 28, 2000, and following the acquisition of Home Finders Realty:

o Ms. Cerisse resigned as the Company's president but remained a director of the Company.
o    William Coughlin was appointed the Company's President and as a Director.
o    Scott Munro was appointed the Company's Principal Financial Officer.
o Robert Dent and James Sanford were appointed Directors of the Company. In September 2000
o William Coughlin resigned as President and was appointed the Company's Product Development Officer.
o    Kenneth Galpin was appointed the Company's President and as a director.
o    George Shahnazarian was appointed the Secretary of the Company.
o Christine Cerisse, Robert Dent and James Sanford resigned as directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 1999, July 31, 2000 and July 31, 2001.

                                                   Other     Re-
                                                   Annual  stricted
                                                  Compen-   Stock     Options
      Name and            Fiscal  Salary   Bonus  sation    Awards    Granted
Principal Position         Year    (1)      (2)     (3)      (4)        (5)
------------------        ------  ------   -----  ------   -------    -------


Kenneth Galpin,           2001   $48,000    $0         $0      0     100,000
Chief Executive Officer
since September 21, 2000

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the year ending July 31, 2001, the value of the shares of the Company's common stock issued as compensation for services.
(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

The following shows the amounts which the Company expects to pay its officers during the year ending July 31, 2002 and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers. Kenneth Galpin, Glenn Davies and Joy Tan are compensated through management fees paid to MarketU Communications Ltd.

                                  Proposed              Time to be Devoted
Name                             Compensation         To Company's Business
----------------                 -------------        ---------------------
Kenneth Galpin                   $4,000  per month          100%
William Coughlin                 $0  per month                0%
Glenn Davies                     $4,000  per month          100%
Joy Tan                          $4,000  per month          100%
Scott Munro                      $3,000  per month          100%
George Shahnazarian              $0  per month               25%

Options Granted During Fiscal Year Ending July 31, 2001

The following tables set forth information concerning the options granted, during the twelve months ended July 31, 2001, to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of July 31, 2001.

                                          % of Total
                                            Options
                                            Granted
                                          to Employees  Exercise
                 Date        Options        Officers    Price Per  Expiration
Name             of Grant   Granted (#)   & Directors     Share       Date
-----------      --------   -----------   -----------   ---------  ----------

Scott Munro      5/25/01       75,000          10.5%       $0.25    6/01/03
Kenneth Galpin   5/25/01      100,000          14.0%       $0.25    6/01/03
Glenn Davies     5/25/01      100,000          14.0%       $0.25    6/01/03
Joy Tan          5/25/01      100,000          14.0%       $0.25    6/01/03
George
 Shahnazarian    5/25/01      100,000          14.0%       $0.25    6/01/03
David Woodcock   5/25/01      100,000          14.0%       $0.25    6/01/03
Ken Landis       5/25/01      100,000          14.0%       $0.25    6/01/03

Option Exercises and Option Values

                                              Number of
                                             Securities        Value of
                                             Underlying       Unexercised
                                            Unexercised       In-the-Money
                                            Options at        Options at
                                            July 31, 2001     July 31, 2001
Shares Acquired                  Value      Exercisable/      Exercisable/
Name on Exercise      (1)      Realized(2) Unexercisable(3)  Unexercisable(4)
----------------------------   ----------- ----------------- ----------------

Scott Munro           --            --       125,000/--            --/--
Kenneth Galpin        --            --       100,000/--            --/--
Glenn Davies          --            --       100,000/--            --/--
Joy Tan               --            --       100,000/--            --/--
George Shahnazarian   --            --       100,000/--            --/--
David Woodcock        --            --       100,000/--            --/--
Ken Landis            --            --       100,000/--            --/--

(1)  The number of shares received upon exercise of any options.
(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(3) The total number of unexercised options held as of July 31, 2001, separated between those options that were exercisable and those options that were not exercisable.
(4) The exercise price of all options shown in the table was greater than the market price of the Company's common stock on July 31, 2001.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have an active defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

Standard Arrangements. David Woodcock, the chairman of the Company's Board of Directors, received cash compensation of $2,000 per month commencing October 2000. The Company does not pay its other directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements. Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended July 31, 2001. The same level of compensation is projected for fiscal 2002.

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

Summary. The following sets forth certain information as of October 19, 2001 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

                              Total        Shares                   Remaining
                              Shares     Reserved for   Shares       Options/
                             Reserved    Outstanding   Issued As      Shares
Type of Option              Under Plans    Options    Stock Bonus   Under Plans
--------------              -----------  -----------  -----------   -----------

Incentive Stock Option Plan     500,000          --         N/A      500,000
Non-Qualified Stock Option
 Plan                         1,500,000   1,109,000         N/A      391,000
Stock Bonus Plan                500,000         N/A     177,000      323,000
Options outside of plans            N/A     130,000         N/A          N/A

In August 2000, Scott Munro and James Sanford were issued 15,000 and 56,000 shares, respectively, of common stock from the Company's Stock Bonus Plan for services rendered. Since November 2000 the Company has issued 106,000 shares of its common stock to other Company employees pursuant to the Stock Bonus Plan. The following tables lists all options and warrants granted by the Company as of October 19, 2001, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

                         Shares Issuable Upon
                         Exercise of Options      Option        Expiration
Name                        or Warrants        Exercise Price  Date of Option
----                     --------------------  --------------  --------------

Scott Munro                    50,000               $0.43          08/01/03
                               75,000               $0.25          06/01/03

Kenneth Galpin                100,000                $0.25         06/01/03

George Shahnazarian           100,000               $0.25          06/01/03
                              150,000               $0.25          05/28/03

                         Shares Issuable Upon
                         Exercise of Options      Option        Expiration
Name                        or Warrants        Exercise Price  Date of Option
----                     --------------------  --------------  --------------

Joy Tan                       100,000               $0.25          06/01/03

Glenn Davies                  100,000               $0.25          06/01/03

Ken Landis                    100,000               $0.25          06/01/03

David Woodcock                100,000               $0.25          06/01/03

Company employees, former
   employees and consultants  344,000               $0.43          08/01/03
                               40,000               $0.25          06/01/03

Other option holders          130,000               $0.43          08/01/03
Other warrant holders       2,475,227            $0.25 to $0.75    2/10/01 to
                                                                   07/12/03
                            ---------
                            3,864,227
                            =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of October 19, 2001 information with respect to the only persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his or her shares of common stock.
                                                            Percentage
Name and Address                       Shares Owned (1)     Ownership
----------------                        -------------      -------------

Kenneth Galpin                            100,000               0.6%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

William Coughlin                          500,000 (2)           2.9%
Mission, British Columbia
Canada

Carole Coughlin                           500,000 (2)           2.9%
Mission, British Columbia
Canada

Scott Munro                               143,646               0.8%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

                                                            Percentage
Name and Address                       Shares Owned (1)      Ownership
----------------                        -------------      -------------

George Shahnazarian                       400,000               2.2%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

Ken Landis                                175,000 (2)(3)(4)     0.9%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

Glenn Davies                              100,000               0.6%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

Joy Tan                                   100,000               0.6%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

David Woodcock                            100,000               0.6%
Jacksonville, FL 32257

612559 B.C. Ltd.                        5,450,680 (2)(5)       30.4%
11476 Kingston Street
Maple Ridge, British Columbia
Canada V2X 0Y5

KJS Ventures Ltd.                       1,125,000 (2)(3)        6.3%
Abbotsford, B.C.
Canada V2T 5N9

Khachik Toomian                         5,000,000              27.9%
Glendale, CA 91205

Dr. Farshad Mofthakhar                    666,667 (5)           3.7%
Sherman Oaks, CA  91403

 All officers and directors            ----------             ------
as group (8 persons)                    8,694,326              48.5%
                                       ==========             ======

(1) Includes shares issuable to the following Company's officers, directors and those persons owning more than 5% of the Company's common stock, upon the exercise of options or warrants or upon the exchange of MarketU's Series A or Series B Preferred stock:

                      Shares Issuable           Expiration    Shares Issuable
                       Upon Exercise              Date of     Upon Exchange of
                         of Options   Exercise   Option or   Series (A) or (B)
Name                    or Warrants    Price      Warrant     Preferred Stock
------                  -----------   --------   ---------    ----------------

Kenneth Galpin            100,000      $0.25        6/01/03          --
William Coughlin               --         --             --     500,000 (A)
Carole Coughlin                --         --             --     500,000 (A)
George Shahnazarian       150,000      $0.25        5/28/03          --
                          100,000      $0.25        6/01/03          --
Scott Munro                50,000      $0.43    8/01/03              --
                           75,000      $0.25        6/01/03          --
Glenn Davies              100,000      $0.25        6/01/03          --
Ken Landis                100,000      $0.25        6/01/03          --
David Woodcock            100,000      $0.25        6/01/03          --
Khachik Toomian         1,000,000      $0.25 *     10/18/02          --
612559 B.C. Ltd.          566,893      $0.25 *     10/18/02   3,500,000 (A)
KJS Ventures Ltd.         375,000      $0.25        7/12/03          --
Dr. Farshad Mofthakhar    333,334      $0.25       10/19/02     666,667 (B)

* Exercise price increased to $0.30 after 10/18/01.

(2) On September 21, 2000, 612559 B.C. Ltd. acquired 250,000 shares of MarketU's common stock from Christine Cerisse, a former officer and director of the Company, for $50,000.

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

o    includes the 250,000 shares acquired from Christine Cerisse;
o    includes the 1,133,787 common shares purchased on October 19, 2000;
o assumes the 3,500,000 preferred shares of MarketU and MarketU's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 3,500,000 shares of MarketU's common stock;
o includes 566,893 shares of MarketU's common stock issuable upon exercise of outstanding warrants, and

William Coughlin is the husband of Carole Coughlin.

The shareholders of 612559 B.C. Ltd. are as follows:

            Name                           % Ownership
          --------                          -----------

        Kenneth Galpin                        20.1% *

        George Shahnazarian                    2.0%

        George Shahnazarian                   20.1% *

        Glenn Davis                           20.1% *

        David Woodcock                         3.35% *

        Joy Tan                                3.35% *

        KJS Ventures Ltd.                     25.0% (3)

        Non-affiliates of MarketU              6.0%
                                               ------

                                                100%
                                               =====

* Share ownership is through MarketU Communications, Ltd.

(3) Ken Landis is the controlling shareholder of KJS Ventures Ltd. and may therefore be deemed the beneficial owner of the shares owned by this company.

(4)  Includes 75,000 shares owned by a corporation controlled by Ken Landis.

(5) On September 25, 2001, Dr. Farshad Mofthakhar agreed to acquire a minimum of 3,416,667 units of MarketU for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred Share and one-half of a warrant. Each Series B Preferred Share is entitled to one vote and may at any time be converted into one common share of MarketU without additional payment. The warrants expire one year from the date of issuance. Any Series B Preferred Shares that have not been converted on the date which is one year from the date of issuance will automatically be converted into shares of MarketU's common stock. In the event of liquidation, dissolution or winding up of MarketU, the holders of the Preferred Shares will be entitled to receive the amount paid for each share before any amounts are paid or any assets of MarketU are distributed to the holders of common shares or the Series A Preferred Shares.

     The private placement has three closings. As part of the first closing Dr. Mofthakhar paid MarketU $100,000 in consideration for 666,667 Series B Preferred Shares and 333,333 warrants. An additional 1,000,000 Series B Preferred shares and 500,000 warrants will be issued when Dr. Mofthakhar pays the Company an additional $150,000. Each warrant entitles the holder to acquire one common share of MarketU for $0.25 per share. At the second closing, scheduled for November 30, 2001, Dr. Mofthakhar has agreed to pay MarketU $500,000 for 1,000,000 Series B Preferred Shares and 500,000 warrants. Each warrant to be issued at the second closing will entitle the holder to acquire one common share of MarketU for $0.60 per share. At the third closing, scheduled for February 28, 2002, Dr. Mofthakhar has agreed to pay MarketU $750,000 for a number of units calculated by dividing $750,000 by the lesser of $1.00 or the 30-day closing average of MarketU shares on the OTC Bulletin Board. Each whole warrant to be issued at the third closing will entitle the holder to acquire one share of MarketU at a price of $1.25 per share.

     In connection with this transaction, Dr. Mofthakhar granted 612559 B.C. Ltd., a corporation controlled by three directors and one officer of MarketU, an option to acquire 50% of all Series B preferred shares acquired by Dr. Mofthakhar in the private placement, or any shares of common stock issued upon the conversion of the Series B preferred shares, for $1,680,000. The option expires six months after the third closing of the private placement.

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

                                                          Shares of Company's
                        Series A      Preferred Shares  Common Stock Issuable
                    Preferred Shares   of Subsidiary        Upon Exchange
                    ----------------   --------------    -------------------
William Coughlin        2,250,000      2,250,000               2,250,000
Carole Coughlin         2,250,000      2,250,000               2,250,000

On September 21, 2000, Khachik Toomian acquired 2,000,000 shares of the Company's common stock from Christine Cerisse, a former officer and director of the Company, for $153,000 in cash.

On September 21, 2000, 612559 B.C. Ltd. acquired 250,000 shares of the Company's common stock from Christine Cerisse, a former officer and director of the Company, for $50,000.

Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of the Company's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares (as well as 3,500,000 preferred shares of a wholly owned subsidiary of the Company) at a price that ranges from $0.65 to $0.85 per share. The option expires on April 30, 2002. Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors and officers of 612559 B.C. Ltd. As of October 19, 2001, $5,000 has been paid towards the exercise of the option.

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

Kenneth Galpin and George Shahnazarian are both directors and officers of 612559 B.C. Ltd. Mr. Galpin and Mr. Shahnazarian are also a director and officers of the Company, and Mr. Toomian is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Mr. Shahnazarian and Mr. Galpin, on behalf of 612559 have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of MarketU and any matters proposed at the shareholders meetings, to accomplish the same business ends.

On February 14, 2001 the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR.com, Inc ("AMRR"). This transaction was completed by issuing 446,530 common shares of the Company to the shareholders of AMRR in exchange for 223,265 common shares in AMRR. Prior to August 1, 2001 and pursuant to the purchase agreement, AMRR purchased, for cash, the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%. The cash outlay by AMRR is recoverable from other parties including the sole director of AMRR. The 446,530 common shares issued by the Company on the acquisition has been valued based upon the fair market value of the assets acquired of $45,901.

As explained in Item 11 of this report, on September 25, 2001, Dr. Farshad Mofthakhar agreed to acquire a minimum of 3,416,667 units from the Company for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred share and one-half of a warrant. In connection with this transaction Dr. Mofthakhar granted 612559 B.C. Ltd., an option to acquire 50% of all Series B Preferred shares acquired by Dr. Mofthakhar, or any shares of common stock issued upon the conversion of the Series B Preferred shares, for $1,680,000. If less than 3,416,667 Series B Preferred shares are purchased by Dr. Mofthakhar, the option price will be the dollar amount actually paid by Dr. Mofthakhhar x
1.12. This option expires on August 28, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit No.   Description of Exhibit                                    Page No.

2             Share Exchange Agreement between Company and shareholders
              of Home Finders Realty                                    (1)
3.1           Articles of Incorporation and By-Laws                     (2)
3.2           Amendment to Articles of Incorporation                    (2)
4.1           Certificate of Designation setting forth rights and
              preferences of Series A Preferred Stock                   (1)
4.2           Certificate of Designation of Series B Preferred Stock
4.3           Subscription Agreement                                   ____
4.4           Option Agreement                                         ____

10            Agreement relating to the acquisition of AMRR.com, Inc.   (4)
16            Letter regarding change in certifying accountant          (3)
21            Subsidiaries                                              ____

(1) Incorporated by reference to same exhibit filed with the Company's 8-K Report dated April 28, 2000.
(2) Incorporated by reference to same exhibit filed with Company's registration statement on Form 10-SB.
(3) Incorporated by reference to the same exhibit filed with the Company's 8-K report dated October 18, 2000.
(4) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (Commission File No. 333-52940).

During the quarter ending July 31, 2001 the Company did not file any reports on Form 8-K.

               Consolidated Financial Statements of


               MARKETU INC.

               (Expressed in U.S. Dollars)


               Year ended July 31, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

MarketU Inc.

We have audited the consolidated balance sheets of MarketU Inc. as of July 31, 2001 and July 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss and cash flows for each of the years in the three year period ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MarketU Inc. as at July 31, 2001 and July 31, 2000 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Chartered Accountants

Abbotsford, Canada

October 19, 2001

 MARKETU INC.
 Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

 July 31, 2001 and 2000

 ---------------------------------------------------------------------------
                                                     2001          2000
 ---------------------------------------------------------------------------

 Current assets:
    Cash                                             $ 21,463     $   3,034
    Accounts receivable, net of allowance of           35,780         6,821
    $nil (2000 - $nil)
    Prepaid expenses                                   23,004        29,045
    Security deposits                                  19,062        10,810
    ------------------------------------------------------------------------
                                                       99,309        49,710

 Due from related parties (Note 3)                     99,137        69,241

 Goodwill and intangible assets (Note 4)              616,352       913,078

 Fixed assets (Note 5)                                 85,774        30,094

 Web site development (Note 6)                         59,770        33,563
 ---------------------------------------------------------------------------
                                                     $960,342    $1,095,686
 ---------------------------------------------------------------------------
 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable and accrued liabilities         $204,478     $  95,144
    Unearned revenue                                   70,929       137,489
    Promissory notes payable (Note 7)                       -        24,887
    Payable to related parties (Note 8)                16,499        49,388
    ------------------------------------------------------------------------
                                                      291,906       306,908
 Stockholders' equity (Note 11):
    Common stock, par value of $0.001 per
     share (Issued - 9,704,184; 2000 -
     5,054,367)                                         9,704         5,054
    Additional paid in capital                      1,028,594       330,376
    Series A preferred stock, par value of
     $0.001 per share (Issued - 4,500,000)            759,375       759,375
    Deficit                                       (1,130,504)     (306,932)
    Accumulative other comprehensive income:
       Cumulative exchange adjustment                   1,267           905
     -----------------------------------------------------------------------
                                                      668,436       788,778
 Subsequent events (Note 13)
 Commitment (Note 15)
 ---------------------------------------------------------------------------
                                                     $925,040    $1,095,686
 ---------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

 MARKETU INC.
 Consolidated Statements of Operations
 (Expressed in U.S. Dollars)

 Years ended July 31, 2001, 2000 and 1999

 ------------------------------------------------------------------------
                                            2001        2000        1999
 ------------------------------------------------------------------------
 Revenue:
    Membership dues                    $ 226,820   $  86,100       $   -
    Referral fees                        433,198      94,563           -
    Miscellaneous revenue                 20,096       3,397           -
    ---------------------------------------------------------------------
                                         680,114     184,060           -

 Direct costs:
    Commissions                           53,712      17,040           -
    Courier                                1,743         655           -
    Credit card                            5,677       1,652           -
    Telephone                             25,816       6,779           -
    Wages and benefits                   234,549      33,008           -
    Web site maintenance and              86,242      14,839           -
    development
    ---------------------------------------------------------------------
                                         407,739      73,973           -
 ------------------------------------------------------------------------
 Gross margin                            272,375     110,087           -

 General and administrative expenses:
    Advertising and promotion              4,385       2,457           -
    Amortization - fixed assets           25,891       2,763           -
    - goodwill and intangibles           334,549      83,007           -
    Automobile                                 -       1,083           -
    Bank charges and interest              4,972       1,010           -
    Consulting services                        -           -         382
    Computer services                      8,030       5,233           -
    Impairment loss on option to
    acquire shares                             -           -       2,170
    Insurance and licensing                9,643         937           -
    Investor relations and                17,658      16,261           -
    marketing
    Office rent                           24,960       5,963       2,299
    Office supplies                        8,826      12,891       1,557
    Professional fees                    184,482      72,051         245
    Maintenance and utilities             11,395       1,332           -
    Management fees                      141,359      77,172           -
    Severance costs                       40,905           -           -
    Stock transfer and filings             5,883       2,390       1,182
    Telephone                              7,079         734         948
    Travel                                43,657       1,229           -
    Wages and benefits                   222,273      19,286           -
    ---------------------------------------------------------------------
                                       1,095,947     305,799        8,783
 ------------------------------------------------------------------------
 Net loss for the year               $ (823,572) $ (195,712)     $ (8,783)
 -------------------------------------------------------------------------
 Net loss per common share, basic
 and diluted                          $   (0.07)  $   (0.03)      $    -

 Weighted average common shares
  outstanding, basic and diluted      12,549,505   5,940,980   4,552,200
 ------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MARKETU INC.
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999



--------------------------------------------------------------------------------------------------------------------------
                                          Additional                         Accumulated
                                           paid in        Series A         other comprehen-    Accumulated
                       Common stock        capital     Preferred Stock      sive  income         deficit         Total
                    -----------------                -------------------
                      Shares      Amount             Shares        Amount
--------------------------------------------------------------------------------------------------------------------------

Balance, July 31,
 1998               4,552,200     $4,552    $82,128       -         $   -       $   -          $(102,437)      $(15,757)
Loss for the year           -          -          -       -             -           -             (8,783)        (8,783)
--------------------------------------------------------------------------------------------------------------------------
Balance, July 31,   4,552,200     $4,552    $82,128       -         $   -       $   -          $(111,220)      $(24,540)
 1999
--------------------------------------------------------------------------------------------------------------------------
Issuance of common    200,000      $ 200    $49,800        -        $   -       $   -          $       -       $ 50,000
 stock for cash,
 December 15, 1999
 at $0.25 per share
Issuance of common
 stock for cash,
 February 10, 2000
 at $0.50 per share    50,000         50     24,950        -            -           -                  -         25,000
Issuance of common
 stock for cash,
 March 10, 2000 at
 $0.75 per share       61,500         61     30,689        -            -           -                  -         30,750
Issuance of common
 stock for cash,
 March 17, 2000 at
 $0.75 per share      125,667        126     94,124        -            -           -                  -         94,250
Series A preferred
 stock issued on
 purchase of Home
 Finders Realty
 (Note 2(a)(i))             -          -          -  4,500,000    759,375           -                  -        759,375
Issuance of common
 stock for cash,
 May 5, 2000 at
 $0.75 per share       65,000         65     48,685          -          -           -                  -         48,750
Comprehensive loss:
    Translation
     adjustment             -          -          -          -          -         905                  -            905
    Loss for the year       -          -          -          -          -           -           (195,712)      (195,712)
    --------------------------------------------------------------------------------------------------------------------
                                                                                                               (194,807)
    --------------------------------------------------------------------------------------------------------------------
 Balance, July 31,
 2000               5,054,367     $5,054   $330,376  4,500,000   $759,375     $   905          $(306,932)      $788,778
------------------------------------------------------------------------------------------------------------------------


MARKETU INC.
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Continued)
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999




--------------------------------------------------------------------------------------------------------------------------
                                          Additional                         Accumulated
                                           paid in        Series A         other comprehen-    Accumulated
                       Common stock        capital     Preferred Stock      sive  income         deficit         Total
                    -----------------                -------------------
                      Shares      Amount             Shares        Amount
--------------------------------------------------------------------------------------------------------------------------

Common stock issued
 for compensation
 on August 8, 2000
 at fair market
 value of $0.25 per
 share                  71,000    $  71     17,679        -        $    -       $    -           $     -        $ 17,750
Common stock issued
 for cash on
 October 19, 2000
 at $0.15 per
 share, net of
 issuance costs of
 $2,130              2,589,569    2,590    383,715         -            -            -                 -        386,305
Issuance of common
 stock under
 subscription on
 October 19, 2000
 at $0.15 per share    544,218      544     81,089         -            -            -                 -         81,633
  Less note
   receivable for
   subscription
   (Note 11(d))              -        -    (81,633)        -            -            -                 -        (81,633)
Common stock issued
 as compensation
 for services
 November 24, 2000
 at fair market
 value of $0.19 per
 share                   4,000        4        756         -            -            -                 -           760
Subscription
 receivable paid on
 January 31, 2001            -        -     20,000         -            -            -                 -        20,000
-------------------------------------------------------------------------------------------------------------------------------
Balance forward      8,263,154   $8,263   $751,982 4,500,000     $759,375      $   905         $(306,932)   $1,213,593

Common stock issued
for acquisition of
AMRR.com, Inc.
 (Note 2(a)(ii))       446,530      447    83,277          -            -            -                 -        83,724
Common stock issued
 as  compensation
 for services on
 February 26, 2001
 at fair market
 value of $0.19 per
 share                   1,000        1      189           -            -            -                -            190

MARKETU INC.
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Continued)
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999




--------------------------------------------------------------------------------------------------------------------------
                                          Additional                         Accumulated
                                           paid in        Series A         other comprehen-    Accumulated
                       Common stock        capital     Preferred Stock      sive  income         deficit         Total
                    -----------------                -------------------
                      Shares      Amount             Shares        Amount
--------------------------------------------------------------------------------------------------------------------------

Common stock issued
 for cash on March
 5, 2001 at $0.20
 per share, net of
 issuance costs of
 $1,162                375,000       375    73,463        -              -           -                 -          73,838
Common stock issued
  as compensation
  for services on
  May 7, 2001 at
  fair market value
  of $0.16 per share    88,500        88    14,073        -              -           -                 -          14,160
Common stock issued
 for cash on May
 22, 2001 at $0.20
 per share net of
 issuance costs of
 $60                   375,000       375    74,565        -              -           -                 -          74,940
Common stock issued
 for cash on May
 29, 2001 at $0.20
 per share net of
 issuance costs of
 nil                   150,000       150    29,850        -              -           -                 -          30,000
Common stock issued
 as compensation
 for services on
 May 31, 2001 at
 fair market value
 of $0.24 per share      5,000         5     1,195        -              -           -                 -           1,200

Comprehensive loss:
    Translation
     adjustment              -         -         -        -              -         362                 -             362
    Loss for the
     year                    -         -         -        -              -           -          (823,572)       (823,572)
    -------------------------------------------------------------------------------------------------------------------------
                                                                                                                (823,210)
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 31,
 2001                9,704,184    $9,704  $1,028,594 4,500,000     $759,375    $ 1,267       $(1,130,504)       $668,436
-----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MARKETU INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999

 ---------------------------------------------------------------------
                                          2001       2000        1999
 ---------------------------------------------------------------------

 Cash flows from operating activities:
    Loss for the year                  $(823,572)  $(195,712)  $(8,783)

    Items not involving cash:
    Amortization                         360,440      85,770         -
    Amortization of web site              44,383       8,256         -
    development costs
    Impairment loss on option to               -           -     2,170
    acquire shares
    Common shares issued for              34,060           -         -
    services
    Changes in operating asset and
    liabilities:
       Accounts receivable               (26,404)     (2,333)        -
       Prepaid expenses                    6,041       4,374       604
      Security deposits                   (8,252)        (82)        -
       Accounts payable and              109,964      31,487    (4,000)
       accrued liabilities
       Unearned revenue                  (66,560)    (34,440)        -
     ------------------------------------------------------------------
    Net cash used in operating          (369,900)   (102,680)  (10,009)
    activities

 Cash flows from investing activities:
    Purchase of fixed assets             (75,964)      (171)         -
    Web site development                 (70,590)   (17,960)         -
    Cash acquired on purchase of
    Home Finders Realty                        -      1,644          -
    Notes issued to Home Finders
    Realty prior to acquisition                -    (92,334)         -
    ------------------------------------------------------------------
   Net cash used in investing           (146,554)  (108,821)         -
    activities

 Cash flows from financing activities:
    Net proceeds from issuances of
    and subscriptions for common         585,084    248,750          -
    stock
    Advances to related party            (13,153)   (35,164)
    Repayment of advances to               1,726          -          -
    related parties
    Advances from (to) shareholder       (13,887)     9,842          -
    Repayment of promissory notes        (24,887)    (8,893)         -
    ------------------------------------------------------------------
    Net cash provided by financing       534,883    214,535          -
    activities
 ---------------------------------------------------------------------
 Increase (decrease) in cash              18,429      3,034    (10,009)

 Cash, beginning of year                   3,034          -     10,009
 ---------------------------------------------------------------------
 Cash, end of year                     $  21,463   $  3,034     $    -
 ---------------------------------------------------------------------

 Supplementary disclosure:
    Non-cash investing and financing transactions:
       Purchase of Home Finders
       Realty for stock and debt,
       net of cash acquired (Note         $   -  $1,090,518      $   -
       2(a)(i))
       Purchase of AMRR.com, Inc.
       for stock (Note 2(a)(ii))         45,901           -          -
       Notes receivable
       extinguished on acquisition            -      92,334          -
       of Home Finders Realty
    Interest paid                         3,455       1,010          -
    Income taxes paid                         -           -          -
 ---------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MARKETU INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
MARKETU INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

1. General and future operations:

   MarketU Inc. ( "MarketU" or the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. To April 28, 2000, it was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, MarketU acquired two Canadian subsidiaries in a series of transactions that were accounted for as a business combination utilizing the purchase method with MarketU identified as the acquirer. The acquired Canadian subsidiaries were Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively "Home Finders Realty").

   On February 14, 2001 the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR.com Inc. ("AMRR") through a share issuance. Prior to July 31, 2001 and pursuant to the purchase agreement, AMRR purchased for cash, the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%.

     On July 31, 2001 Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. were amalgamated into Most Referred Real Estate Agents Inc.

   Home Finders Realty's operations are included since April 28, 2000. AMRR's operations are included since February 14, 2001.

   These consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Operations to date have primarily been financed through the issuance of common stock. The Company suffered losses from operations and negative cash flows from operations and at July 31, 2001 has an accumulated deficit of $1,130,504. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2002. Additional debt or equity financing of approximately $2,000,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

   Management's intention is to generate sufficient financing through one or more private placements of the Company's preferred stock. Management has arranged in private placement, that upon closing, will provide sufficient financing for the next twelve months' operations (see Note 13).

2. Significant accounting policies:

   (a)      Basis of presentation:

      (i)   Acquisition of Home Finders Realty:

         On April 28, 2000, MarketU acquired all of the issued and outstanding shares of Home Finders Realty. This transaction was completed by issuing 4,500,000 voting, convertible Series A Preferred shares to the shareholders of Home Finders Realty. Upon completion of this transaction the former shareholders of Home Finders Realty held approximately 47.4% of the voting shares of the Company.

         The steps utilized to complete this transaction were as follows:

     - The Company incorporated 604587 British Columbia Ltd. ("604587"), as a wholly-owned subsidiary, to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations.

     - 604587 issued 4,500,000 non-voting preferred shares and MarketU issued 4,500,000 voting Series A preferred shares, to the former shareholders of Home Finders Realty in exchange for all of the issued and outstanding common shares of Home Finders Realty. The non-voting preferred shares have nominal value and are not entitled to equity of the Company beyond their nominal value. The non-voting shares were issued to facilitate the exchange of the voting Series A preferred shares at a future date and to allow the Canadian shareholders of Home Finders Realty to complete the transaction on a tax-deferred basis.

         The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company at any time at their option. This is summarized as follows:

         --------------------------------------------------------------
                                                         Shares of the
                                                             Company's
          Series A                   Preferred shares     common stock
          preferred shares                  of 604587         issuable
                                                         upon exchange
         --------------------------------------------------------------

          4,500,000                         4,500,000        4,500,000
         --------------------------------------------------------------

         This business combination has been accounted for as a purchase of Home Finders Realty by MarketU.

      (i)   Acquisition of Home Finders Realty (continued):

         The effective 4,500,000 common shares issued by the Company on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced. The consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 28, 2000, the acquisition date, which are as follows:

         --------------------------------------------------------------

         Assets acquired:
             Cash                                             $  1,644
             Other current assets                               50,968
             Fixed assets                                       32,869
             Other assets                                      102,930
             ----------------------------------------------------------
                                                               188,411
         Goodwill                                              996,085
         --------------------------------------------------------------
                                                             1,184,496
         Less:
             Debt assumed on acquisition                     (332,787)
             Note receivable due from Home Finders
              Realty extinguished on acquisition              (92,334)
             ----------------------------------------------------------
                                                             (425,121)

         --------------------------------------------------------------
         Fair market value of Series A preferred shares
          issued upon acquisition of Home Finders Realty      $759,375
         --------------------------------------------------------------

      (ii)  Acquisition of AMRR

         On February 14, 2001 the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR. This transaction was completed by issuing 446,530 common shares of the Company to the shareholders of AMRR in exchange for 223,265 common shares in AMRR. Prior to July 31, 2001 and pursuant to the purchase agreement, AMRR purchased, for cash, the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%. The cash outlay by AMRR is recoverable from other parties including the sole director of AMRR.

         The 446,530 common shares issued by the Company on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced.

      (ii)  Acquisition of AMRR (continued):

         The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

         --------------------------------------------------------------
         Assets acquired:
             Other current assets                              $ 2,555
             Fixed assets                                        8,731
             Trademark brand rights                             37,823
             ----------------------------------------------------------
                                                                49,109

         Debt to AMRR extinguished on acquisition               34,615
         --------------------------------------------------------------
         Fair market value of common shares
         issued upon acquisition of AMRR                       $83,724
         --------------------------------------------------------------

      (iii) Unaudited pro forma information:

         The following table reflects unaudited pro forma information, which combines the operations of Home Finders Realty, AMRR and the Company for the years ended July 30, 2001 and 2000, as if the acquisitions had taken place at the beginning of these years. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions.

         --------------------------------------------------------------
                                              Year ended       Year
                                                July 31,       ended
                                                 2001         July 31,
                                                                2000
         --------------------------------------------------------------
          Revenue:
              Membership                       $ 226,820     $ 378,656
              Referral fees                      433,198       232,454
              Other                               20,096         4,745
                                             --------------------------
                                                 680,114       615,855
          Cost of sales                          407,739       275,941
         --------------------------------------------------------------
          Gross margin                           272,375       339,914

          General and administrative             769,185       672,764
         expenses
          Amortization of goodwill and           339,592       339,592
         intangibles
         --------------------------------------------------------------
                                               1,108,777     1,012,356
         --------------------------------------------------------------
          Pro forma net loss                  $(836,402)     $(672,442)
         --------------------------------------------------------------
         Pro forma net loss per share, basic   $  (0.07)     $  (0.11)
         and diluted
         --------------------------------------------------------------

   (b)      Consolidation:

      The consolidated financial statements include the accounts of the Company and all of its directly and indirectly owned subsidiaries since acquisition, all of which are wholly-owned.

      All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. As indicated in Note 2(a)(i), the 4,500,000 non-voting preferred shares of 604587 have a nominal value assigned in accordance with their economic rights. Accordingly, minority interest is not separately presented in the consolidated balance sheet.

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

    (d)     Foreign currency translation:

      The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Maple Ridge, Canada and their functional currency is the Canadian dollar. The operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year.

      Adjustments from the translation of the subsidiaries financial information are included in comprehensive income (loss) and as a separate component of stockholders' equity (deficiency).

   (e)      Fixed assets:

      Fixed assets are recorded at cost. Amortization has been provided using the following rates:

            Office equipment                  20% declining balance
            Automotive                        30% declining balance
            Computer hardware                 30% declining balance
            Computer software                 100% declining balance
            Leasehold improvements            Straight-line over
                                              lease term

   (f)      Goodwill and intangible assets:

      Goodwill arose on the acquisition of Home Finders Realty and is recorded at cost. Amortization has been provided on a straight line basis over 36 months from date of acquisition.

      Intangible assets are brand name rights related to the purchase of AMRR and are recorded at cost. Amortization has been provided on a straight line basis over 60 months from date of acquisition.

   (g)      Income taxes:

      The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

      Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax basis as well as the benefit of losses available to be carried forward to future years for tax purposes.

      Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such future tax assets will be realized.

   (h)      Net loss per share:

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in basic net loss per share (Note 2(a)(i)). Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the years ending July 31, 2000 and 2001, basic and diluted net loss per share are the same.

   (i)      Web site development:

      The Company accounts for web site development costs in accordance with EITF 00-2. Under this standard, web site development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Amortization of these costs is provided for over two years on a straight-line basis and is recorded as part of web site maintenance and development expenses. Routine web-site maintenance costs, operating costs and costs associated with upgrades that do not increase functionality are expensed as incurred.

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

      Pro forma net loss and pro forma net loss per share are disclosed in Note 11(b).

   (k)      Revenue recognition:

      The Company earns revenues from the sale of annual non-refundable realtor memberships and through referral fees resulting when a person buys or sells a house through a member realtor referred by the Company. Membership fees are recognized over the membership period from the commencement of the membership term. Referral fees are recorded when earned and collection is reasonably assured.

3. Due from related parties:


   -------------------------------------------------------------------
                                                    2001         2000
   -------------------------------------------------------------------

   612559 B.C. Ltd                               $12,885        $   -
    Bill Coughlin                                 86,282       69,241
   -------------------------------------------------------------------
                                                 $99,137      $69,241
   -------------------------------------------------------------------

     The amount due from 612559 B.C. Ltd. ("612559") is without interest or specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the company. Four directors and two officers of the Company are also directors and officers of 612559.

   The amount due from Bill Coughlin (the "shareholder") is without interest, has no specified terms of repayment and is unsecured. The shareholder is also a director of the Company. The amount due from shareholder arose due to Home Finders Realty funding certain expenditures pertaining to the shareholder prior to the purchase transaction described in Note 2(a)(i) and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and the shareholder, the amount due is to be repaid from proceeds received by the shareholder from sales of the Company's common shares on the open market. At July 31, 2001 the shareholder held common shares having a market value in excess of the amount due.

4. Goodwill and intangible assets:

   ---------------------------------------------------------------------
                                                     2001          2000
   ---------------------------------------------------------------------
   Cost
     Goodwill                                    $996,085      $996,085
     Intangible assets                             37,823             -
   ---------------------------------------------------------------------
                                                1,033,908       996,085
    Accumulated amortization
     Goodwill                                   (415,035)      (83,007)
     Intangible assets                            (2,521)             -
   ---------------------------------------------------------------------
                                                (417,556)        83,007

    Net book value                               $616,352      $913,078
   ---------------------------------------------------------------------

5. Fixed assets:

   Fixed assets consist of the following:

   ---------------------------------------------------------------------
                                                     2001          2000
   ---------------------------------------------------------------------
   Cost:
        Automotive                                      -       $ 7,172
        Computer hardware                          67,841        16,278
        Computer software                          17,843        25,813
        Leasehold improvements                     20,185             -
        Office equipment                           34,260        10,787
       -----------------------------------------------------------------
                                                  140,129        60,050
   Accumulated amortization:
       Automotive                                       -       (3,341)
       Computer hardware                         (21,599)       (5,064)
       Computer software                         (15,795)      (11,246)
       Leasehold improvements                     (8,074)             -
       Office equipment                           (8,887)      (10,305)
       -----------------------------------------------------------------
                                                 (54,355)      (29,956)
   ---------------------------------------------------------------------
   Net book value                                 $85,774       $30,094
   ---------------------------------------------------------------------
6. Website development:
   ---------------------------------------------------------------------
                                                     2001          2000
   ---------------------------------------------------------------------
   Cost                                         $ 141,202       $70,612
   Accumulated amortization                       (81,432)      (37,049)
   ---------------------------------------------------------------------
   Net book value                                 $59,770       $33,563
   ---------------------------------------------------------------------

7. Promissory notes payable:

   ---------------------------------------------------------------------
                                                     2001          2000
   ---------------------------------------------------------------------
   Note payable, with interest at 10% per
   annum (reduced to 8.5% per annum if fully
   repaid by December 2, 2000), no fixed            $   -        $9,083
   terms of repayment, unsecured

   Note payable, with interest at 10% per
   annum (reduced to 8.5% per annum if fully
   repaid by December 2, 2000), no fixed                -        15,804
   terms of repayment, unsecured
   ---------------------------------------------------------------------
                                                    $   -       $24,887
   ---------------------------------------------------------------------

8. Payable to related parties:

   ---------------------------------------------------------------------
                                                     2001          2000
   ---------------------------------------------------------------------

   MGA Connectors Ltd. ("MGA"), without
   interest or specified terms of repayment,      $16,499         $   -
   unsecured

   Due to AMRR.com Inc. ("AMRR"), without
   interest or specified terms of repayment             -        49,388

   ---------------------------------------------------------------------
                                                  $16,499       $49,388
   ---------------------------------------------------------------------

   An officer of the Company is also an officer MGA.


9. Income taxes:

   The Company has income tax loss carryforwards of approximately $708,000 which are available to reduce future taxable income. The benefits of the losses has not been recognized in the financial statements. The losses will expire as follows:

   --------------------------------------------------------------------
                                          Canada       U.S.      Total
   --------------------------------------------------------------------

   2005                                 $ 25,000     $    -   $ 25,000
   2006                                   22,000          -     22,000
   2007                                   61,000          -     61,000
   2008                                  175,000          -    175,000
   2010                                        -     81,000     81,000
   2011                                        -    344,000    344,000
   --------------------------------------------------------------------

   Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

   --------------------------------------------------------------------
                                                       2001       2000
   --------------------------------------------------------------------
   Deferred tax assets:
       Operating loss carryforwards                $275,000   $ 67,000
       Unearned revenues                             26,000     59,000
       ----------------------------------------------------------------
                                                    301,000    126,000
   Valuation allowance for deferred tax assets     (272,000)  (109,000)
   --------------------------------------------------------------------
   Net deferred tax assets                           29,000     17,000
   Deferred tax liabilities:
       Capital assets and web site development     (21,000)    (5,000)
       Prepaid expenses                             (8,000)   (12,000)
       ----------------------------------------------------------------
                                                   (29,000)   (17,000)
   --------------------------------------------------------------------
                                                     $    -      $   -
   --------------------------------------------------------------------

10.   Financial instruments:

   Credit risk:

   The Company's financial instruments consist of cash, accounts receivable, security deposit, amount due (from) related parties, accounts payable and accrued liabilities, and promissory notes payable. It is the opinion of management that the maximum credit risk equals their carrying values.

   Fair value:

   The carrying values of cash, accounts receivable, security deposit, accounts payable and accrued liabilities, promissory notes payable and payable to related parties approximate fair value due to the short-term maturities of these instruments.

   It is not practicable to determine the fair value of the amounts due from related parties nor amounts due to related parties due to their related party nature and the absence of a secondary market for such instruments.

   Foreign Exchange Risk:

     The Company's Canadian subsidiaries, Home Finders Realty Inc. and Most Referred Real Estate Agents Inc., operate in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to these two subsidiaries will fluctuate with the Canadian foreign exchange rate.


11.   Share capital:

   (a)      Authorized:
         50,000,000 Common shares, par value of $0.001 per share
         10,000,000 Preferred shares, par value $0.001 per share, designated as follows:
            4,500,000 Series A preferred shares
            5,500,000 Unissued and undesignated

      During 2000, the Company created the Series A preferred shares and allocated 4,500,000 of the Preferred shares to Series A.

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

   (b)      Options:

      The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of July 31, 2001:

      ------------------------------------------------------------------
                                                Number of      Weighted
                                                  options       average
      Date                                        grantedexercise price
      ------------------------------------------------------------------

      Balance, July 31, 1998                            -             -
       and 1999

      Issuances:
         December 6, 1999                         400,000         $0.25
         March 6, 2000                            300,000         $1.00
         April 28, 2000                           567,000         $0.43
      ------------------------------------------------------------------
      Balance, July 31, 2000                    1,267,000         $0.51

      Issuances:
         May 25, 2001                             715,000         $0.25

      Cancellations:
         September 21, 2000                     (400,000)         $0.25
         September 21, 2000                     (300,000)         $1.00
         September 21, 2000                      (40,000)         $0.43
         February 26, 2001                        (3,000)         $0.43
      ------------------------------------------------------------------
      Balance, July 31, 2001                    1,239,000         $0.33
      ------------------------------------------------------------------
      All options were exercisable upon issuance.

      Options outstanding at July 31, 2001 are as follows:

      -----------------------------------------------------------------
        Number of                             Expiry date     Exercise
        shares                                                   price
      -----------------------------------------------------------------
             524,000                       August 1, 2003        $0.43
             715,000                         June 1, 2003        $0.25
      -----------------------------------------------------------------
           1,239,000
      -----------------------------------------------------------------

      The following options, included in the total above, have been issued and remain unexercised as of July 31, 2001 under the "Incentive Stock Option Plan", and the "Non-qualified Stock Option Plan".

      -----------------------------------------------------------------
                                                 Number of
                                                   options
      Date of grant                Expiry date     granted      Exercise
                                                                 price
      -----------------------------------------------------------------

      Incentive Stock Option
      Plan:
          May 20, 2000               August 1,     50,0001       $0.43
                                      2003

      Non-qualified Stock Option
      Plan:
          May 20, 2000               August 1,     344,000       $0.43
                                      2003
          May 25, 2001            June 1, 2003     715,000       $0.25
      -----------------------------------------------------------------

      1 Subsequent to the year-end, these options were cancelled and reissued at the same price and terms under the Non-qualified Stock Option Plan.

      The fair value of options granted to employees in fiscal 2001 was $0.13 (2000 - $0.29) per share.

      Pro forma loss and loss per share after consideration of fair market value of share options granted is as follows:

      ------------------------------------------------------------------
                                   Year ended   Year ended    Year ended
                                  July 31,2001  July 31, 2000 July 31,1999

      ------------------------------------------------------------------

      Net loss as reported          $(823,572)  $(195,712)     $(8,783)

      Pro forma compensation for
       stock options                  (91,872)   (125,310)            -
      ------------------------------------------------------------------
      Pro forma loss                $(915,444)  $(321,022)     $(8,783)
      ------------------------------------------------------------------
      Pro forma loss per share,
       basic and diluted               $(0.07)     $(0.05)           $-
      ------------------------------------------------------------------

   (c)      Warrants:

      The following table sets forth information concerning warrants granted:

      -----------------------------------------------------------------
                                                 Number of   Weighted
                                                 warrants     average
      Date of grant                              granted     exercise
                                                               price
      -----------------------------------------------------------------

      Balance, July 31,
        1998 and 1999                                    -           -

      Issuances:
        December 15, 1999                          200,000       $0.75
        March 17, 2000                              50,000       $0.75
        March 17, 2000                              61,500       $1.00
        March 17, 2000                              59,000       $1.00
        March 17, 2000                              66,667       $0.75
        May 5, 2000                                 65,000       $1.25
        May 5, 2000                                 65,000       $1.50
      -----------------------------------------------------------------
      Balance, July 31,                            567,167       $0.95
        2000

      Issuances:
        October 18, 2001                         1,566,893       $0.25
        May 22, 2001                               375,000       $0.25
        May 29, 2001                               150,000       $0.25

      Expirations:
        February 10, 2001                         (50,000)       $0.75
        March 10, 2001                            (61,500)       $0.75
        March 17, 2001                           (125,667)       $1.00
        May 1, 2001                               (65,000)       $1.25
        May 1, 2001                               (65,000)       $1.50
      -----------------------------------------------------------------
      Balance, July 31,                          2,291,893       $0.29
        2001
      -----------------------------------------------------------------

      Warrants outstanding as at July 31, 2001 are as follows:

      ------------------------------------------------------------------
      Number of shares                         Expiry date     Exercise
                                                                  price
      ------------------------------------------------------------------
      ------------------------------------------------------------------

            200,000                      December 22, 2001        $0.75
         1,566,893 1                      October 18, 2002        $0.25
            375,000                          July 13, 2003        $0.25
            150,000                           May 29, 2003        $0.25
      ------------------------------------------------------------------
         2,291,893
      ------------------------------------------------------------------

      1 Exercise Price increases to $0.30 after October 18, 2001.

   (d)      Note receivable for subscription:

      The note receivable for subscription is without fixed terms of repayment, is non-interest bearing and secured by the common shares under subscription. Subsequent to the year-end the terms of the note were altered to include interest at 7.5%.

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

13.   Subsequent events:

   On September 25, 2001 the Company signed a subscription agreement for the sale of preferred stock of the Company in three private placements. In anticipation of this subscription, the Company designated 3,500,000 of its undesignated preferred shares as Series B preferred shares.

   Private Placement 1 is for the purchase of 1,666,667 units ("PP1 Units") at a price of $0.15 per PP1 Unit for total proceeds of $250,000, of which $50,000 was received on September 17, 2001, $50,000 was received on October 19, 2001 and $150,000 remains outstanding as of October 19, 2001. 666,667 of Series B preferred shares and 333,334 warrants were issued on October 19, 2001 based on the $50,000 received. Each PP1 Unit consists of one voting Series B Preferred share in the capital stock of the Company (a "Preferred Share") and a one-half of one non-transferable share purchase warrant (a "PP1 Warrant"). Each PP1 Warrant (one whole warrant) will entitle the holder to purchase one Common Share in the capital stock of the Company at a price of $0.25 per share for a 12-month period commencing on the date of issuance of the PP1 Warrants.

   Private Placement 2 is for the purchase from the Company of 1,000,000 units (the "PP2 Units") at a price of $0.50 per PP2 Unit, for an aggregate purchase price of $500,000 (the "PP2 Purchase Price") to be paid on or before November 30, 2001. Each PP2 Unit consists of one Preferred Share and one-half of one non-transferable share purchase warrant (a "PP2 Warrant"). Each PP2 Warrant (one whole warrant) will entitle the holder to purchase one Common Share in the capital stock of the Company at a price of $0.60 per share for a 12-month period commencing on the date of issuance of the PP2 Warrants.

   Private Placement 3 is for the purchase of such number of units (the "PP3 Units") at a price per PP3 Unit calculated as the lesser of (a) $1.00 and (b) the average of the closing price of the Company's Common Shares within the 30 trading days immediately preceding the PP3 Closing Date of February 28, 2001, for an aggregate purchase price of $750,000 (the "PP3 Purchase Price"). Each PP3 Unit consists of one Preferred Share and one-half of one non-transferable share purchase warrant (a "PP3 Warrant"). Each PP3 Warrant (one whole warrant) will entitle the holder to purchase one Common Share in the capital stock of the Company at a price of US$1.25 per share for a 12-month period commencing on the date of issuance of the PP3 Warrants.

   Each Preferred Share may at any time be exchanged for one Common Share of the Company without additional payment to the Company. Any Preferred Shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Shares will be entitled to receive an amount equal to the paid-up capital of each such share, before any amount shall be paid or the assets of the Company will be distributed to the holders of Common Shares and Series A Preferred Shares. After payment of the aforesaid amounts to the holders of the Preferred Shares they shall not as such be entitled to share any further in the distribution of the assets of the Company.

14.   Segmented information:

   Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.



15.   Commitment:

   The company has a premises lease commitment of $27,686 in 2002 and $18,457 in 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 day of October 2001.

                                  MARKETU INC.




By:  /s/ Kenneth Galpin
     ---------------------------------------
         Kenneth Galpin, President

Pursuant to the requirements of the Securities Act of l933, this Registration
     Statement has been signed by the following persons in the capacities and on the dates indicated.



                                    Title                    Date

/s/ Kenneth Galpin
-----------------------
    Kenneth Galpin         President and Director          October 29, 2001

/s/ Scott Munro
------------------------
    Scott Munro            Treasurer and Principal
                           Financial Officer               October 29, 2001

----------------------
    William Coughlin             Director                  October __, 2001


----------------------
    David Woodcock               Director                  October __, 2001

/s/ Glenn Davies
----------------------
    Glenn Davies                 Director                  October 29, 2001

/s/ Ken Landis
----------------------
    Ken Landis                   Director                  October 29, 2001