Form 10KSB/A
period 2001-07-31
MARKETU INC
filed 2001-11-21
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A-1

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended July 31, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-29067
          MarketU Inc.
(Name of Small Business Issuer in its charter)
Nevada (State of incorporation)	98-0173359 (IRS Employer Identification No.)
Suite 101 - 20145 Stewart Crescent Maple Ridge, British Columbia, Canada (Address of Principal Executive Office)	V2X 0T6 Zip Code

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

The aggregate market value of the voting stock held by non-affiliates of the Company based upon the average bid and asked prices of the Company's common stock on November 14, 2001 was approximately $445,455.

Documents incorporated by reference: None

As of November 14, 2001 the Company had 9,711,684 issued and outstanding shares of common stock.

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

The Company provides a service which allows a homebuyer or seller ("Customer") wanting to purchase or sell a property or residence in another city, to locate a realtor to assist in the real estate transaction. The Company's services are primarily designed for a residential Customer who is relocating to another area and needs realtor assistance with buying a residence in the new area and/or selling their current home. In most cases, the potential Customer is not familiar with realtors in the city where the Customer plans to relocate. The Company's referral services are available through the Company's MOSTREFERRED.COM™ and related websites, or by phoning a 1-800-414-5655 hotline.

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

The Company begins its search for members in each area by telephoning realtors who service the area and asking these realtors to nominate other realtors who have a reputation for integrity and a high level of customer service. When contacted by the Company, a realtor is asked to provide the names of at least 3 other realtors with such a reputation. Once a realtor has been nominated by at least three other realtors, the particular realtor is contacted by a Company representative concerning membership. If a realtor accepts the membership, either full or associate, they are placed in the Company's website directory and given the award and designation of "Most Referred™ Real Estate Agent".

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

Competition. The Company competes with a number of Internet-based realtor locator services, including Realtor.com® and HomeSeekers.com™. The Company also competes with national real estate brokerage networks such as Cendant, Better Homes and Gardens, Century 21, Re/Max, and Coldwell Banker, all of which have referral capabilities for Customers wanting to purchase a residence in a different area. Although Better Homes and Gardens, Century 21, Re/Max, and Coldwell Banker, all of which have referral capabilities and most of the Company's competitors have greater name recognition, financial resources, and marketing resources than the Company, the Company believes that its program offers the following advantages over other realtor locator services:

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

Employees. As of November 14, 2001 the Company employed 28 people on a full-time basis. Several of these employees are licensed realtors or have real estate experience.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Suite 101, 20145 Stewart Crescent, Maple Ridge, B.C., Canada. The Company is leasing this 5,800 square feet of operations and executive offices at a rate of $2,325 per month until March 30, 2003. This Company is planning to move its offices on or before January 31, 2002, pending a lease arrangement being reached. The new office space will allow for Company growth required to meet its expansion objectives. The new office space will be approximately 18,000 square feet and cost approximately $8,500 per month. A new lease agreement has not been signed. The Company is able to terminate its current lease early without penalty.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of November 14, 2001, there were approximately 100 record owners of the Company's common stock. The Company's common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "MKTU". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.

Quarter Ending                     High           Low
--------------                     ----           ---
07/31/98                          $1.31          $1.06

10/31/98                          $1.19          $0.75
01/31/99                          $0.90          $0.84
04/30/99                          $1.12          $1.12
07/31/99                          $0.34          $0.34

10/30/99                          $0.15          $0.15
01/31/00                          $1.25          $0.59
04/30/00                          $1.13          $1.00
07/31/00                          $0.38          $0.38

10/31/00                          $0.52          $0.25
01/31/01                          $0.44          $0.19
04/30/01                          $0.31          $0.15
07/31/01                          $0.39          $0.16
10/31/01                          $0.40          $0.08

The average bid to ask price of the Company's stock on November 14, 2001 was $0.125.

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

In May 2001, KJS Ventures Ltd. purchased 375,000 shares of common stock of the Company for $0.20 per share, for net proceeds to the Company of $75,000. On May 30, 2001, KJS Ventures Ltd. purchased 375,000 units of the Company for $0.25 per unit. Each unit consists of one share of the Company's common stock and one warrant. Every warrant will entitle the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share if exercised before July 12, 2003. Ken Landis is the controlling shareholder of KJS Ventures Ltd. and may therefore be deemed the beneficial owner of the shares owned by this company.

On September 25, 2001, Dr. Farshad Mofthakhar agreed to acquire a minimum of 3,416,667 units of the Company for an aggregate purchase price of $1,500,000. Each unit consists of one voting Series B Preferred Share and one-half of one warrant. Each whole warrant will entitle the holder to purchase one share of common stock in the capital stock of the Company at a price ranging from $0.25 to $1 per share for a 12-month period commencing on the date the warrants are issued. The warrants expire one year from the date of their issuance if they are not exercised. Each Series B Preferred Share may at any time be exchanged for one Common Share of the Company without additional payment to the Company. Any Series B Preferred Shares that remain unexercised on the date which is one year from the date of issuance will be deemed to be converted. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Shares will be entitled to receive an amount equal to the paid-up capital of each such share, before any amount shall be paid or the assets of the Company will be distributed to the holders of Common Shares and Series A Preferred Shares.

This private placement has three closings. The first closing partially closed on October 19, 2001 in which the Company received $100,000 and issued 666,667 Series B Preferred shares and 333,334 warrants to Dr. Mofthakhar. The balance of the purchase price in the amount of $150,000 is still owing, which, when received, the Company will issue a further 1,000,000 Series B Preferred shares and 500,000 warrants. Each warrant entitles the holder to acquire one share of common stock of the Company at $0.25 per share. At the second closing, scheduled for November 30, 2001, Dr. Mofthakhar will pay the Company $500,000, and the Company will issue 1,000,000 Series B Preferred Shares and 500,000 non-transferable warrants to Dr. Mofthakhar. Each whole warrant will entitle the holder to acquire one common share of the Company at $0.60 per share. At the third closing, scheduled for February 28, 2002, Dr. Mofthakhar will pay the Company $750,000, and the Company will issue to Dr. Mofthakhar the number of units calculated by dividing $750,000 by the lesser of $1 per share or a price determined by the 30-day closing average of the Company's shares on the OTC Bulletin Board. Each unit consists of one Series B Preferred share and one-half of one share purchase warrant. Each whole warrant will entitle the holder to acquire one Common Share of the Company at $1.25 per share.

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

Revenue
 Membership
 Referral fees
 Other
------------------

Cost of sales
-------------------
Gross margin

General and administrative
 Expenses
Amortization of goodwill
 and intangibles
-------------------

-------------------
Net loss
Net loss per
 share, basic and diluted

Year Ended July 31, 2001 ------------- $ 226,820 433,198 20,096 ------------ 680,114 407,739 ------------ 272,375 761,398 334,549 ------------ 1,095,947 ------------ $ (823,572) $ (0.07) ===========	Year ended July 31, 2000 ------------- $ 86,100 94,563 3,397 ------------ 184,060 73,973 ------------ 110,087 222,792 83,007 ------------ 305,799 ------------ $ (195,712) $ (0.03) ============

Year ended
July 31, 2000
   Pro forma
  (Unaudited)
-------------

$  378,656
232,454
  4,745
------------
     615,855
  275,941
------------
  339,914

  672,764

  339,592
------------
1,012,356
------------
$ (672,442)

$    (0.11)
===========

Summarized balance sheet information as of July31, 2001 and 2000 is as follows:

                              July 31, 2001        July 31, 2000
                              -------------        -------------

Current Assets                  $   99,309          $   49,710
Total Assets                       960,342           1,095,686
Current liabilities                291,906             306,908
Total liabilities                  291,906             306,908
Working Capital Deficit           (192,597)            (257,198)

Stockholders' Equity               668,436             788,778

Year Ending July 31, 2001

Revenues for the year ended July 31, 2001 were $680,114 compared to $184,060 for the previous year ended July 31, 2000. Revenues of $680,114 for the year ended July 31, 2001 increased 10.4% compared to $615,855 for the pro-forma year ended July 31, 2000. Specific changes to revenue include referral commissions which increased from $232,454, on a pro forma basis, for the year ended July 31, 2000 to $433,198 for the year ended July 31, 2001. This is an increase of 86.4% over the pro forma year ended July 31, 2000. This increase is due to the increased demand for the Company's referral services and dedication of its resources towards expanding this revenue. Membership revenues, on a pro forma basis decreased from $378,656 to $226,820; representing a decrease of 40.1% over the pro forma year ended July 31, 2000. This decrease is primarily due to increased competition in selling websites to real estate agents and realtors, which is a key element of a Most Referred™ membership. Another factor being the Company focusing its resources primarily on its referral business in order to meet increasing demand for its services.

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

General and administrative expenses, excluding amortization of goodwill, were $763,919 during the current year compared to $222,792 for the year ended July 31, 2000. The increase in expenses is due to the acquisition of Home Finders Realty as well as the expansion of the Company's operations to meet the increase in demand for its services. Specific changes include wages and benefits which increased from $19,286 for the year ended July 31, 2000 to $222,273 for the year ended July 31, 2001. This increase is due to the hiring of additional technical, programming, and administrative staff to support the increased website traffic and general business of the Company and to the acquisition of Home Finders Realty. Professional fees increased from $72,051 for the year ended July 31, 2000 to $184,482 for the year ended July 31, 2001. This increase is due to increased legal and accounting fees in relation to the Company's regulatory filing requirements as a public company. Management fees increased to $141,359 for the year ended July 31, 2001 from $77,172 for the year ended July 31, 2000. This increase is due to the September 2000 changes in management (See Item 9).

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's officers and directors are as follows:

Name                    Age     Position

Kenneth Galpin           42     President and a Director
William Coughlin         48     Director
David Woodcock           70     Director and Product Development Officer
Ken Landis               43     Director
Glenn Davies             46     Director and V.P. Marketing
Joy Tan                  48     V.P. Technology
Scott Munro              33     Treasurer and Principal Financial Officer
George Shahnazarian      44     Secretary

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

Changes in Management and Share Ownership

Christine Cerisse was appointed as the President and a director of the Company in December 1999. On April 28, 2000, and following the acquisition of Home Finders Realty:

-   Ms. Cerisse resigned as the Company's president but remained a director of the Company.

-   William Coughlin was appointed the Company's President and as a Director.

-   Scott Munro was appointed the Company's Principal Financial Officer.

-   Robert Dent and James Sanford were appointed Directors of the Company.

In September 2000

-   William Coughlin resigned as President and was appointed the Company's Product Development Officer.

-   Kenneth Galpin was appointed the Company's President and as a director.

-   George Shahnazarian was appointed the Secretary of the Company.

-   Christine Cerisse, Robert Dent and James Sanford resigned as directors of the Company.

On December 18, 2000:

-   the Company's annual shareholders meeting, William Coughlin, Glenn Davies, Kenneth Galpin, Ken Landis, George Shahnazarian and David Woodcock were elected directors of the Company.

-   George Shahnazarian resigned as a director on December 18, 2000, but remained the Secretary of the Company.

-   the Company's Board of Directors elected Kenneth Galpin as President, George Shahnazarian as Secretary and Scott Munro as Treasurer.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 1999, July 31, 2000 and July 31, 2001.
Name and Principal Position ------------------ Kenneth Galpin, Chief Executive Officer since September 21, 2000	Fiscal Year ------ 2001	Salary (1) ------ $48,000	Bonus (2) ----- $0	Other Annual Compen- sation (3) ------ $0	Re- stricted Stock Awards (4) ------- 0	Options Granted (5) ------- 100,000

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

Summary. The following sets forth certain information as of November 14, 2001 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

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

The following tables lists all options and warrants granted by the Company as of November 14, 2001, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

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
                           ---------
                           3,864,227
                           =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of November 14, 2001 information with respect to the only persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each director and officer and by the Company's officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his or her shares of common stock.

                                                            Percentage
Name and Address                       Shares Owned (1)      Ownership
----------------                        -------------      -------------

Kenneth Galpin                            100,000              0.5%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

William Coughlin                          500,000 (2)          2.7%
Mission, British Columbia
Canada

Carole Coughlin                           500,000 (2)          2.7%
Mission, British Columbia
Canada

Scott Munro                               143,646              0.8%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

                                                            Percentage
Name and Address                       Shares Owned (1)     Ownership
----------------                       -------------       -------------

George Shahnazarian                      400,000               2.1%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

Ken Landis                               175,000 (2)(3)(4)      0.9%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

Glenn Davies                             100,000                0.5%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

Joy Tan                                  100,000                0.5%
Suite 101 - 20145 Stewart Cres.
Maple Ridge, B.C.
Canada V2X 0T6

David Woodcock                           100,000                0.5%
Jacksonville, FL 32257

612559 B.C. Ltd.                       5,450,680 (2)(5)        29.1%
11476 Kingston Street
Maple Ridge, British Columbia
Canada V2X 0Y5

KJS Ventures Ltd.                      1,125,000 (2)(3)         6.0%
Abbotsford, B.C.
Canada V2T 5N9

Khachik Toomian                        5,000,000               26.7%
Glendale, CA 91205

Dr. Farshad Mofthakhar                 1,000,001 (5)            5.3%
Sherman Oaks, CA  91403

All officers and directors              ---------              ------
as group (8 persons)                    8,694,326               46.4%
                                        =========              =======

(1)   Includes shares issuable to the following Company's officers, directors and those persons owning more than 5% of the Company's common stock, upon the exercise of options or warrants or upon the exchange of MarketU's Series A or Series B Preferred stock:

                     Shares Issuable          Expiration   Shares Issuable
                      Upon Exercise             Date of     Upon Exchange of
                        of Options   Exercise   Option or   Series (A) or (B)
Name                   or Warrants   Price     Warrant     Preferred Stock
------                ------------   --------   ---------    ----------------

Kenneth Galpin          100,000      $0.25      6/01/03              --
William Coughlin            --          --         --           500,000 (A)
Carole Coughlin             --          --         --           500,000 (A)
George Shahnazarian     150,000      $0.25      5/28/03              --
                        100,000      $0.25      6/01/03              --
Scott Munro              50,000      $0.43      8/01/03              --
                         75,000      $0.25      6/01/03              --
Glenn Davies            100,000      $0.25      6/01/03              --
Ken Landis              100,000      $0.25      6/01/03              --
David Woodcock          100,000      $0.25      6/01/03              --
Khachik Toomian       1,000,000      $0.25 *    10/18/02             --
612559 B.C. Ltd.        566,893      $0.25 *    10/18/02       3,500,000 (A)
KJS Ventures Ltd.       375,000      $0.25      7/12/03              --
Dr. Farshad Mofthakhar  333,334      $0.25      10/19/02         666,667 (B)

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

-  includes the 250,000 shares acquired from Christine Cerisse;

-  includes the 1,133,787 common shares purchased on October 19, 2000;

-  assumes the 3,500,000 preferred shares of MarketU and MarketU's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 3,500,000 shares of MarketU's common stock;

-  includes 566,893 shares of MarketU's common stock issuable upon exercise of outstanding warrants, and

-  does not include 333,334 preferred shares which may be acquired from Dr. Farshad Mofthakhar.

     The shareholders of 612559 B.C. Ltd. are as follows:
Name --------	% Ownership -----------
Kenneth Galpin	20.1% *
George Shahnazarian	2.0%
George Shahnazarian	20.1% *
Glenn Davis	20.1% *
David Woodcock	3.35% *
Joy Tan	3.35% *
KJS Ventures Ltd.	25.0% (3)
Non-affiliates of MarketU	6.0%
------ 100% ======

* Share ownership is through MarketU Communications, Ltd.

William Coughlin is the husband of Carole Coughlin.

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

     The private placement has three closings. As part of the first closing Dr. Mofthakhar paid MarketU $100,000 in consideration for 666,667 Series B Preferred Shares and 333,334 warrants. An additional 1,000,000 Series B Preferred shares and 500,000 warrants will be issued when Dr. Mofthakhar pays the Company an additional $150,000. Each warrant entitles the holder to acquire one common share of MarketU for $0.25 per share. At the second closing, scheduled for November 30, 2001, Dr. Mofthakhar has agreed to pay MarketU $500,000 for 1,000,000 Series B Preferred Shares and 500,000 warrants. Each warrant to be issued at the second closing will entitle the holder to acquire one common share of MarketU for $0.60 per share. At the third closing, scheduled for February 28, 2002, Dr. Mofthakhar has agreed to pay MarketU $750,000 for a number of units calculated by dividing $750,000 by the lesser of $1.00 or the 30-day closing average of MarketU shares on the OTC Bulletin Board. Each whole warrant to be issued at the third closing will entitle the holder to acquire one share of MarketU at a price of $1.25 per share.

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

Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of the Company's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares (as well as 3,500,000 preferred shares of a wholly owned subsidiary of the Company) at a price that ranges from $0.65 to $0.85 per share. The option expires on April 30, 2002. Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors and officers of 612559 B.C. Ltd. As of November 14, 2001, $9,300 has been paid towards the exercise of the option.

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

On February 14, 2001 the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR.com, Inc ("AMRR"). This transaction was completed by issuing 446,530 common shares of the Company to the shareholders of AMRR in exchange for 223,265 common shares in AMRR. Prior to August 1, 2001 and pursuant to the purchase agreement, AMRR purchased, for cash, the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%. The cash outlay by AMRR is recoverable from other parties including the sole director of AMRR. The 446,530 common shares issued by the Company on the acquisition have been valued based upon the market trading price of the Company's stock at the time the transaction was agreed to and announced. This fair market value is estimated to be $83,724.

In May 2001, Mr. Shahnazarian acquired 150,000 units from the Company for $30,000 or $0.20 per unit. Each unit consists of one share of common stock and one warrant. Each warrant is exercisable at a price of $0.25 per share at any time prior to May 29, 2003.

In May, 2001, KJS Ventures Ltd. acquired 375,000 shares of common stock of the Company for $75,000 or $0.20 per share. On May 30, 2001, KJS Ventures Ltd. acquired an additional 375,000 units of the Company for $75,000 or $0.25 per unit. Each unit consists of one share of the Company's common stock and one warrant. Every warrant will entitle the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share if exercised before July 12, 2003. Ken Landis is the controlling shareholder of KJS Ventures Ltd. and may therefore be deemed the beneficial owner of the shares owned by this company.

As explained in Item 11 of this report, on September 25, 2001, Dr. Farshad Mofthakhar agreed to acquire a minimum of 3,416,667 units from the Company for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred share and one-half of a warrant. In connection with this transaction Dr. Mofthakhar granted 612559 B.C. Ltd., an option to acquire 50% of all Series B Preferred shares acquired by Dr. Mofthakhar, or any shares of common stock issued upon the conversion of the Series B Preferred shares, for $1,680,000. If less than 3,416,667 Series B Preferred shares are purchased by Dr. Mofthakhar, the option price will be the dollar amount actually paid by Dr. Mofthakhar x 1.12. This option expires six months after the third closing of the private placement, the closing is scheduled for February 28, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits
Exhibit No.	Description of Exhibit	Page No.
2	Share Exchange Agreement between Company and shareholders of Home Finders Realty	(1)
3.1	Articles of Incorporation and By-Laws	(2)
3.2	Amendment to Articles of Incorporation	(2)
4.1	Certificate of Designation setting forth rights and preferences of Series A Preferred Stock	(1)
4.2	Certificate of Designation of Series B Preferred Stock	(5)
4.3	Subscription Agreement	(5)
4.4	Option Agreement	(5)
10	Agreement relating to the acquisition of AMRR.com, Inc.	(4)
16	Letter regarding change in certifying accountant	(3)
21	Subsidiaries	(5)

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

(5)   Incorporated by reference to the same Exhibit included as part of the Company's annual report on Form 10-KSB (filed on November 1, 2001).

During the quarter ending July 31, 2001 the Company filed the following report on Form 8-K.

-   8-K report filed on June 13, 2001 which disclosed three private placements of the Company to one director and one officer of the Company, for an aggregate proceeds of $180,000.

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

KPMG

Chartered Accountants

Abbotsford, Canada

October 19, 2001

MARKETU INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

July 31, 2001 and 2000
-----------------------------------------------------------------------
	2001	2000
-----------------------------------------------------------------------
Current assets: Cash Accounts receivable, net of allowance of $nil (2000 - $nil) Prepaid expenses Security deposits	$ 21,463 35,780 23,004 19,062	$ 3,034 6,821 29,045 10,810
---------------------------------------------------------------------
	99,309	49,710
Due from related parties (Note 3)	99,137	69,241
Goodwill and intangible assets (Note 4)	616,352	913,078
Fixed assets (Note 5)	85,774	30,094
Web site development (Note 6)	59,770	33,563
-----------------------------------------------------------------------
	$ 960,342	$1,095,686
-----------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities: Accounts payable and accrued liabilities Unearned revenue Promissory notes payable (Note 7) Payable to related parties (Note 8)	$ 204,478 70,929 - 16,499	$ 95,144 137,489 24,887 49,388
---------------------------------------------------------------------
	291,906	306,908

Stockholders' equity (Note 11):
  Common stock, par value of $0.001 per share   (Issued - 9,704,184; 2000 - 5,054,367)
  Additional paid in capital
  Series A preferred stock, par value of $0.001 per share (Issued - 4,500,000)
  Deficit
  Accumulative other comprehensive income:
  Cumulative exchange adjustment

	9,704 1,028,594 759,375 (1,130,504) 1,267	5,054 330,376 759,375 (306,932) 905
---------------------------------------------------------------------
	668,436	788,778
Subsequent events (Note 13) Commitment (Note 15)
-----------------------------------------------------------------------
	$ 960,342	$1,095,686
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MARKETU INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

Years ended July 31, 2001, 2000 and 1999
---------------------------------------------------------------------
	2001	2000	1999
---------------------------------------------------------------------
Revenue: Membership dues Referral fees Miscellaneous revenue	$ 226,820 433,198 20,096	$ 86,100 94,563 3,397	$ - - -
-------------------------------------------------------------------
	680,114	184,060	-
Direct costs: Commissions Courier Credit card Telephone Wages and benefits Web site maintenance and development	53,712 1,743 5,677 25,816 234,549 86,242	17,040 655 1,652 6,779 33,008 14,839	- - - - - -
-------------------------------------------------------------------
	407,739	73,973	-
---------------------------------------------------------------------
Gross margin	272,375	110,087	-

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
               - goodwill and
                 intangibles
  Automobile
  Bank charges and interest
  Consulting services
  Computer services
  Impairment loss on option to
    acquire shares
  Insurance and licensing
  Investor relations and
    marketing
  Office rent
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Severance costs
  Stock transfer and filings
  Telephone
  Travel
  Wages and benefits

	4,385 25,891 334,549 - 4,972 - 8,030 - 9,643 17,658 24,960 8,826 184,482 11,395 141,359 40,905 5,883 7,079 43,657 222,273	2,457 2,763 83,007 1,083 1,010 - 5,233 - 937 16,261 5,963 12,891 72,051 1,332 77,172 - 2,390 734 1,229 19,286	- - - - - 382 - 2,170 - - 2,299 1,557 245 - - - 1,182 948 - -
-------------------------------------------------------------------
	1,095,947	305,799	8,783
---------------------------------------------------------------------
Net loss for the year	$(823,572)	$(195,712)	$ (8,783)
---------------------------------------------------------------------
Net loss per common share, basic and diluted	$ (0.07)	$ (0.03)	$ -
Weighted average common shares outstanding, basic and diluted	12,549,505	5,940,980	4,552,200
-------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MARKETU INC.
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------
	Common stock		Additional paid in capital	Series A Preferred Stock		Accumulated other comprehen- sive income	Accumulated deficit	Total
	Shares	Amount		Shares	Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1998	4,552,200	$ 4,552	$ 82,128	-	$ -	$ -	$ (102,437)	$ (15,757)
Loss for the year	-	-	-	-	-	-	(8,783)	(8,783)
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999	4,552,200	$ 4,552	$ 82,128	-	$ -	$ -	$ (111,220)	$ (24,540)
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash, December 15, 1999 at $0.25 per share	200,000	$ 200	$ 49,800	-	$ -	$ -	$ -	$ 50,000
Issuance of common stock for cash, February 10, 2000 at $0.50 per share	50,000	50	24,950	-	-	-	-	25,000
Issuance of common stock for cash, March 10, 2000 at $0.75 per share	61,500	61	30,689	-	-	-	-	30,750
Issuance of common stock for cash, March 17, 2000 at $0.75 per share	125,667	126	94,124	-	-	-	-	94,250
Series A preferred stock issued on purchase of Home Finders Realty (Note 2(a)(i))	-	-	-	4,500,000	759,375	-	-	759,375
Issuance of common stock for cash, May 5, 2000 at $0.75 per share	65,000	65	48,685	-	-	-	-	48,750
Comprehensive loss:
Translation adjustment	-	-	-	-	-	905	-	905
Loss for the year	-	-	-	-	-	-	-	(195,712)
---------------------------------------------------------------------------------------------------------------------------
								(194,807)
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000	5,054,367	$ 5,054	$ 330,376	4,500,000	$ 759,375	$ 905	$ (306,932)	$ 788,778
-----------------------------------------------------------------------------------------------------------------------------

MARKETU INC.
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Continued)
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------
	Common stock		Additional paid in capital	Series A Preferred Stock		Accumulated other comprehen- sive income	Accumulated deficit	Total
	Shares	Amount		Shares	Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance forward	5,054,367	$ 5,054	$ 330,376	4,500,000	$ 759,375	$ 905	$ (306,932)	$ 788,778
Common stock issued for compensation on August 8, 2000 at fair market value of $0.25 per share	71,000	71	17,679	-	-	-	-	17,750
Common stock issued for cash on October 19, 2000 at $0.15 per share, net of issuance costs of $2,130	2,589,569	2,590	383,715	-	-	-	-	386,305
Issuance of common stock under subscription on October 19, 2000 at $0.15 per share	544,218	544	81,089	-	-	-	-	81,633
Less note receivable for subscription (Note 11(d))	-	-	(81,633)	-	-	-	-	(81,633)
Common stock issued as compensation for services November 24, 2000 at fair market value of $0.19 per share	4,000	4	756	-	-	-	-	760
Subscription receivable paid on January 31, 2001	-	-	20,000	-	-	-	-	20,000
Common stock issued for acquisition of AMRR.com, Inc. (Note 2(a)(ii))	446,530	447	83,277	-	-	-	-	83,724
Common stock issued as compensation for services on February 26, 2001 at fair market value of $0.19 per share	1,000	1	189	-	-	-	-	190
-----------------------------------------------------------------------------------------------------------------------------
	8,710,684	$ 8,711	$ 835,448	4,500,000	$ 759,375	$ 905	$ (306,932)	$ 1,297,507
-----------------------------------------------------------------------------------------------------------------------------

MARKETU INC.
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Continued)
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------
	Common stock		Additional paid in capital	Series A Preferred Stock		Accumulated other comprehen- sive income	Accumulated deficit	Total
	Shares	Amount		Shares	Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance forward	8,710,684	$ 8,711	$835,448	4,500,000	$759,375	$ 905	$(306,932)	$ 1,297,507
Common stock issued for cash on March 5, 2001 at $0.20 per share, net of issuance costs of $1,162	375,000	375	73,463	-	-	-	-	73,838
Common stock issued as compensation for services on May 7, 2001 at fair market value of $0.16 per share	88,500	88	14,073	-	-	-	-	14,161
Common stock issued for cash on May 22, 2001 at $0.20 per share net of issuance costs of $60	375,000	375	74,565	-	-	-	-	74,940
Common stock issued for cash on May 29, 2001 at $0.20 per share net of issuance costs of nil	150,000	150	29,850	-	-	-	-	30,000
Common stock issued as compensation for services on May 31, 2001 at fair market value of $0.24 per share	5,000	5	1,195	-	-	-	-	1,200
Comprehensive loss: Translation adjustment Loss for the year	- -	- -	- -	- -	- -	362 -	- (823,572)	362 (823,572)
---------------------------------------------------------------------------------------------------------------------------
								(823,210)
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001	9,704,184	$ 9,704	$1,028,594	4,500,000	$759,375	$ 1,267	$(1,130,504)	$ 668,436
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MARKETU INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Years ended July 31, 2001, 2000 and 1999
-------------------------------------------------------------------------
	2001	2000	1999
-------------------------------------------------------------------------

Cash flows from operating     activities:
  Loss for the year
  Items not involving cash:
  Amortization
  Amortization of web site
    development costs
  Impairment loss on option to
    acquire shares
  Common shares issued for
    services
  Changes in operating asset and
    liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued
      liabilities
    Unearned revenue

	$ (823,572) 360,440 44,383 - 34,060 (26,404) 6,041 (8,252) 109,964 (66,560)	$ (195,712) 85,770 8,256 - - (2,333) 4,374 (82) 31,487 (34,440)	$ (8,783) - - 2,170 - - 604 - (4,000) -
-----------------------------------------------------------------------
Net cash used in operating activities	(369,900)	(102,680)	(10,009)
Cash flows from investing activities: Purchase of fixed assets Web site development Cash acquired on purchase of Home Finders Realty Notes issued to Home Finders Realty prior to acquisition	(75,964) (70,590) - -	(171) (17,960) 1,644 (92,334)	- - - -
-----------------------------------------------------------------------
Net cash used in investing activities	(146,554)	(108,821)	-

Cash flows from financing     activities:
  Net proceeds from issuances of     and subscriptions for common
    stock
  Advances to related party
  Repayment of advances to related
    parties
  Advances from (to) shareholder
  Repayment of promissory notes

	585,084 (13,153) 1,726 (13,887) (24,887)	248,750 (35,164) - 9,842 (8,893)	- - - -
-----------------------------------------------------------------------
Net cash provided by financing activities	534,883	214,535	-
-------------------------------------------------------------------------
Increase (decrease) in cash	18,429	3,034	(10,009)
Cash, beginning of year	3,034	-	10,009
-------------------------------------------------------------------------
Cash, end of year	$ 21,463	$ 3,034	$ -
-------------------------------------------------------------------------
Supplementary disclosure:

  Non-cash investing and financing
    transactions:
  Purchase of Home Finders Realty
    for stock and debt, net of
    cash acquired (Note 2(a)(i))
  Purchase of AMRR.com, Inc. for
    stock (Note 2(a)(ii))
  Notes receivable extinguished on
    acquisition of Home Finders
    Realty
  Interest paid
  Income taxes paid

	$ - 83,724 - 3,455 -	$1,090,518 - 92,334 1,010 -	$ - - - - -
-------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------
MARKETU INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended July 31, 2001, 2000 and 1999
-------------------------------------------------------------------------

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

The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company at any time at their option. This is summarized as follows:

----------------------------------------------------------
Series A preferred shares	Preferred shares of 604587	Shares of the Company's common stock issuable upon exchange
----------------------------------------------------------
4,500,000	4,500,000	4,500,000
----------------------------------------------------------

This business combination has been accounted for as a purchase of Home Finders Realty by MarketU.

2.  Significant accounting policies (continued):

  (a)  Basis of presentation (continued):

    (i)  Acquisition of Home Finders Realty (continued):

The effective 4,500,000 common shares issued by the Company on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced. The consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 28, 2000, the acquisition date, which are as follows:

----------------------------------------------------------------
Assets acquired: Cash Other current assets Fixed assets Other assets	$ 1,644 50,968 32,869 102,930
--------------------------------------------------------------
188,411
Goodwill	996,085
----------------------------------------------------------------
1,184,496
Less: Debt assumed on acquisition Note receivable due from Home Finders Realty extinguished on acquisition	(332,787) (92,334)
--------------------------------------------------------------
(425,121)
----------------------------------------------------------------
Fair market value of Series A preferred shares issued upon acquisition of Home Finders Realty	$ 759,375
----------------------------------------------------------------

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

2.   Significant accounting policies (continued):

  (a)  Basis of presentation (continued):

    (ii)  Acquisition of AMRR (continued):

The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

-------------------------------------------------------------
Assets acquired: Other current assets Fixed assets Trademark brand rights	$ 2,555 8,731 37,823
-----------------------------------------------------------
49,109
Debt to AMRR extinguished on acquisition	34,615
-------------------------------------------------------------
Fair market value of common shares issued upon acquisition of AMRR	$ 83,724

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

--------------------------------------------------------------------
	Year ended July 31, 2001	Year ended July 31, 2000
--------------------------------------------------------------------
Revenue: Membership Referral fees Other	$ 226,820 433,198 20,096	$ 378,656 232,454 4,745
---------------------------
	680,114	615,855
Cost of sales	407,739	275,941
--------------------------------------------------------------------
Gross margin	272,375	339,914
General and administrative expenses	769,185	672,764
Amortization of goodwill and intangibles	339,592	339,592
--------------------------------------------------------------------
	1,108,777	1,012,356
--------------------------------------------------------------------
Pro forma net loss	$ (836,402)	$ (672,442)
--------------------------------------------------------------------
Pro forma net loss per share, basic and diluted	$ (0.07)	$ (0.11)
--------------------------------------------------------------------

2.   Significant accounting policies (continued):

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

  (e)  Fixed assets:

Fixed assets are recorded at cost. Amortization has been provided using the following rates:

Office equipment Automotive Computer hardware Computer software Leasehold improvements	20% declining balance 30% declining balance 30% declining balance 100% declining balance Straight-line over lease term

2.   Significant accounting policies (continued):

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

2.  Significant accounting policies (continued):

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

3.  Due from related parties:

--------------------------------------------------------------------
	2001	2000
--------------------------------------------------------------------
612559 B.C. Ltd Bill Coughlin	$ 12,885 86,282	$ - 69,241
--------------------------------------------------------------------
	$ 99,137	$ 69,241
--------------------------------------------------------------------

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

4.  Goodwill and intangible assets:

--------------------------------------------------------------
	2001	2000
--------------------------------------------------------------
Cost Goodwill Intangible assets	$ 996,085 37,823	$ 996,085 -
--------------------------------------------------------------
	1,033,908	996,085
Accumulated amortization Goodwill Intangible assets	(415,035) (2,521)	(83,007) -
--------------------------------------------------------------
	(417,556)	83,007
Net book value	$ 616,352	$ 913,078
--------------------------------------------------------------

5.  Fixed assets:

Fixed assets consist of the following:

---------------------------------------------------------------------
	2001	2000
---------------------------------------------------------------------
Cost: Automotive Computer hardware Computer software Leasehold improvements Office equipment	- 67,841 17,843 20,185 34,260	$ 7,172 16,278 25,813 - 10,787
-------------------------------------------------------------------
	140,129	60,050
Accumulated amortization: Automotive Computer hardware Computer software Leasehold improvements Office equipment	- (21,599) (15,795) (8,074) (8,887)	(3,341) (5,064) (11,246) - (10,305)
-------------------------------------------------------------------
	(54,355)	(29,956)
---------------------------------------------------------------------
Net book value	$ 85,774	$ 30,094
---------------------------------------------------------------------

6.  Website development:

---------------------------------------------------------------------
	2001	2000
---------------------------------------------------------------------
Cost Accumulated amortization	$ 141,202 (81,432)	$ 70,612 (37,049)
---------------------------------------------------------------------
Net book value	$ 59,770	$ 33,563
---------------------------------------------------------------------

7.  Promissory notes payable:

---------------------------------------------------------------------
	2001	2000
---------------------------------------------------------------------
Note payable, with interest at 10% per annum (reduced to 8.5% per annum if fully repaid by December 2, 2000), no fixed terms of repayment, unsecured	$ -	$ 9,083
Note payable, with interest at 10% per annum (reduced to 8.5% per annum if fully repaid by December 2, 2000), no fixed terms of repayment, unsecured	-	15,804
---------------------------------------------------------------------
	$ -	$ 24,887
---------------------------------------------------------------------

8.  Payable to related parties:

----------------------------------------------------------------------
	2001	2000
----------------------------------------------------------------------
MGA Connectors Ltd. ("MGA"), without interest or specified terms of repayment, unsecured	$ 16,499	$ -
Due to AMRR.com Inc. ("AMRR"), without interest or specified terms of repayment	-	49,388
----------------------------------------------------------------------
	$ 16,499	$ 49,388
----------------------------------------------------------------------

An officer of the Company is also an officer MGA.

9.  Income taxes:

The Company has income tax loss carryforwards of approximately $708,000 which are available to reduce future taxable income. The benefits of the losses has not been recognized in the financial statements. The losses will expire as follows:

-----------------------------------------------------------------
	Canada	U.S.	Total
-----------------------------------------------------------------
2005 2006 2007 2008 2010 2011	$ 25,000 22,000 61,000 175,000 - -	$ - - - - 81,000 344,000	$ 25,000 22,000 61,000 175,000 81,000 344,000
-----------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

-----------------------------------------------------------------------
	2001	2000
-----------------------------------------------------------------------
Deferred tax assets: Operating loss carryforwards Unearned revenues	$ 275,000 26,000	$ 67,000 59,000
---------------------------------------------------------------------
	301,000	126,000
Valuation allowance for deferred tax assets	(272,000)	(109,000)
-----------------------------------------------------------------------
Net deferred tax assets Deferred tax liabilities: Capital assets and web site development Prepaid expenses	29,000 (21,000) (8,000)	17,000 (5,000) (12,000)
-----------------------------------------------------------------------
	(29,000)	(17,000)
-----------------------------------------------------------------------
	$ -	$ -
-----------------------------------------------------------------------

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

11.  Share capital (continued):

  (b)  Options:

The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of July 31, 2001:

------------------------------------------------------------------
Date	Number of options granted	Weighted average exercise price
------------------------------------------------------------------
Balance, July 31, 1998 and 1999	-	-
Issuances: December 6, 1999 March 6, 2000 April 28, 2000	400,000 300,000 567,000	$0.25 $1.00 $0.43
------------------------------------------------------------------
Balance, July 31, 2000	1,267,000	$0.51
Issuances: May 25, 2001	715,000	$0.25
Cancellations: September 21, 2000 September 21, 2000 September 21, 2000 February 26, 2001	(400,000) (300,000) (40,000) (3,000)	$0.25 $1.00 $0.43 $0.43
------------------------------------------------------------------
Balance, July 31, 2001	1,239,000	$0.33
------------------------------------------------------------------

All options were exercisable upon issuance.

Options outstanding at July 31, 2001 are as follows:

-------------------------------------------------------------------
Number of shares	Expiry date	Exercise price
-------------------------------------------------------------------
524,000 715,000	August 1, 2003 June 1, 2003	$0.43 $0.25
-------------------------------------------------------------------
1,239,000
-------------------------------------------------------------------

11.  Share capital (continued):

  (b)  Options (continued):

The following options, included in the total above, have been issued and remain unexercised as of July 31, 2001 under the "Incentive Stock Option Plan", and the "Non-qualified Stock Option Plan".

-------------------------------------------------------------------------
Date of grant	Expiry date	Number of options granted	Exercise price
-------------------------------------------------------------------------
Incentive Stock Option Plan: May 20, 2000	August 1, 2003	50,0001	$0.43
Non-qualified Stock Option Plan: May 20, 2000 May 25, 2001	August 1, 2003 June 1, 2003	344,000 715,000	$0.43 $0.25
-------------------------------------------------------------------------

1 Subsequent to the year-end, these options were cancelled and reissued at the same price and terms under the Non-qualified Stock Option Plan.

The fair value of options granted to employees in fiscal 2001 was $0.13 (2000 - $0.29) per share.

Pro forma loss and loss per share after consideration of fair market value of share options granted is as follows:

--------------------------------------------------------------------------
	Year ended July 31,2001	Year ended July 31, 2000	Year ended July 31,1999
--------------------------------------------------------------------------
Net loss as reported	$ (823,572)	$ (195,712)	$ (8,783)
Pro forma compensation for stock options	(91,872)	(125,310)	-
--------------------------------------------------------------------------
Pro forma loss	$ (915,444)	$ (321,022)	$ (8,783)
--------------------------------------------------------------------------
Pro forma loss per share, basic and diluted	$ (0.07)	$ (0.05)	$ -
--------------------------------------------------------------------------

11.  Share capital (continued):

  (c)  Warrants:

The following table sets forth information concerning warrants granted:

-------------------------------------------------------------------
Date of grant	Number of warrants granted	Weighted average exercise price
-------------------------------------------------------------------
Balance, July 31, 1998 and 1999	-	-
Issuances: December 15, 1999 March 17, 2000 March 17, 2000 March 17, 2000 March 17, 2000 May 5, 2000 May 5, 2000	200,000 50,000 61,500 59,000 66,667 65,000 65,000	$0.75 $0.75 $1.00 $1.00 $0.75 $1.25 $1.50
-------------------------------------------------------------------
Balance, July 31, 2000	567,167	$0.95
Issuances: October 18, 2001 May 22, 2001 May 29, 2001	1,566,893 375,000 150,000	$0.25 $0.25 $0.25
Expirations: February 10, 2001 March 10, 2001 March 17, 2001 May 1, 2001 May 1, 2001	(50,000) (61,500) (125,667) (65,000) (65,000)	$0.75 $0.75 $1.00 $1.25 $1.50
-------------------------------------------------------------------
Balance, July 31, 2001	2,291,893	$0.29
-------------------------------------------------------------------

Warrants outstanding as at July 31, 2001 are as follows:

----------------------------------------------------------------------
Number of shares	Expiry date	Exercise price
----------------------------------------------------------------------
200,000 1,566,893 [1] 375,000 150,000	December 22, 2001 October 18, 2002 July 13, 2003 May 29, 2003	$0.75 $0.25 $0.25 $0.25
----------------------------------------------------------------------
2,291,893
----------------------------------------------------------------------

1  Exercise Price increases to $0.30 after October 18, 2001.

11.  Share capital (continued):

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

13.  Subsequent events (continued):

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this amended Annual Report on Form 10-KSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of November 2001.

MARKETU INC.

By:  /s/ Kenneth Galpin
     ---------------------------------------
         Kenneth Galpin, President

Pursuant to the requirements of the Exchange Act, this amended Annual Report on Form 10-KSB/A-1 has been signed by the following persons in the capacities and on the dates indicated.

                                    Title                    Date

 /s/ Kenneth Galpin
-----------------------
    Kenneth Galpin         President and Director          November 20, 2001

 /s/ Scott Munro
------------------------
    Scott Munro            Treasurer and Principal
                           Financial Officer               November 20, 2001

 /s/
----------------------
    William Coughlin             Director                  November ___, 2001

 /s/
----------------------
    David Woodcock              Director                  November ___, 2001

 /s/ Glenn Davies
----------------------
    Glenn Davies                 Director                  November 20, 2001

 /s/ Ken Landis
----------------------
    Ken Landis                   Director                  November 20, 2001