Form 10QSB
period 2001-10-31
MARKETU INC
filed 2001-12-03
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended October 31, 2001

[    ]   Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________________ to ________________

         Commission file number 0-29067

MarketU Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 101, 20145 Stewart Crescent
Maple Ridge, British Columbia, Canada V2X 0T6
Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of November 23, 2001 the Company had 9,711,684 outstanding shares of Common Stock. This amount excludes 5,116,667 shares of common stock issuable upon the exchange of 4,500,000 Series A and 666,667 Series B Preferred shares.

Interim Consolidated Financial Statements of

MARKETU INC.

(Expressed in U.S. Dollars)

Three months ended October 31, 2001

(Unaudited)

MARKETU INC.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

October 31, 2001 and July 31, 2001

----------------------------------------------------------------------------
	October 31 2001	July 31 2001
----------------------------------------------------------------------------
Assets
Current assets: Cash Accounts receivable, net of allowance of $nil (July 31 - $nil) Prepaid expenses Security deposits	$ 4,216 35,671 26,706 18,455	$ 21,463 35,780 23,004 19,062
--------------------------------------------------------------------------
	85,048	99,309
Due from related parties (Note 4)	112,815	99,137
Goodwill and intangible assets (Note 5)	616,352	616,352
Fixed assets (Note 6)	104,492	85,774
Web site development	82,082	59,770
----------------------------------------------------------------------------
	$ 1,000,789	$ 960,342
----------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities: Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 7)	$ 204,328 87,230 30,682	$ 204,478 70,929 16,499
--------------------------------------------------------------------------
	322,240	291,906

Stockholders' equity:
  Common stock, par value $0.001 per share
    (Issued 9,711,684; July 31, 2001 - 9,704,184)
  Series A preferred stock, par value $0.001 per
    share Issued - 4,500,000)
  Series B preferred stock, par value $0.001 per
    share (Issued - 666,667; July 31, 2001 - nil)
  Additional paid in capital
  Deficit
  Accumulative other comprehensive income (loss):
    Cumulative exchange adjustment

	9,712 4,500 667 1,914,151 (1,249,728) (753)	9,704 4,500 - 1,783,469 (1,130,504) 1,267
--------------------------------------------------------------------------
	678,549	668,436
----------------------------------------------------------------------------
	$ 1,000,789	$ 960,342
----------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------
	Three months ended October 31, 2001	Three months ended October 31, 2000
-----------------------------------------------------------------------------
Revenue: Referral fees Membership dues Miscellaneous revenue	$ 164,877 40,702 7,982 213,561	$ 66,183 82,416 507 149,106
Direct costs: Commission Courier Credit card Telephone Wages and benefits Web site maintenance and development	- 333 2,219 7,240 83,084 28,983 121,859	23,035 409 1,982 6,841 43,456 20,187 95,910
-----------------------------------------------------------------------------
Gross margin	91,702	53,196

General and administrative expenses:
  Advertising and promotion
  Amortization - capital costs
               - goodwill (note 2(d))
  Automobile
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Wages and benefits

	2,402 7,292 - - 1,188 1,983 1,727 6,190 6,751 3,771 31,234 1,750 49,507 1,834 1,256 8,935 51,773 177,593	232 2,207 83,007 866 2,047 1,730 1,322 2,208 4,185 1,011 36,022 988 23,638 972 728 6,849 53,597 221,609
-----------------------------------------------------------------------------
Net loss for the period	$ (85,891)	$ (168,413)
-----------------------------------------------------------------------------
Net loss per common share, basic and diluted	$ (0.01)	$ (0.02)
Weighted average common shares, basic and diluted	14,292,119	9,673,735
-----------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended October 31, 2001
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------------------------------------
	Common Stock		Series (A) and (B) [1] Preferred Stock			Additional Paid in Capital	Accumulated Other Comprehen-sive Income (loss)	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares		Amount
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001	9,704,184	$ 9,704	4,500,000	(A)	$ 4,500	$ 1,783,469	$ 1,267	$(1,130,504)	$ 668,436
Common stock issued as compensation on October 15, 2001 at fair market value of $0.165 per share	7,500	8	-		-	1,230	-	-	1,238
Series B Preferred stock issued for cash on October 19, 2001, at $0.15 per share, net of issuance costs of $3,214. (Note 3)	-	-	666,667	(B)	667	96,119	-	-	96,786
Deemed dividends on preferred stock (Note 3(a))	-	-	-		-	33,333	-	(33,333)	-
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -		- -	- -	(2,020) - (2,020)	- (85,891) (85,891)	(2,020) (85,891) (87,911)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2001	9,711,684	$ 9,712	5,166,667		$ 5,167	$ 1,914,151	$ (753)	$(1,249,728)	$ 678,549
-----------------------------------------------------------------------------------------------------------------------------------------------------------------

1 Preferred stock consists of: Series A - 4,500,000 issued - $4,500; and Series B - 666,667 issued - $667.

See accompanying notes to interim consolidated financial statements

MARKETU INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------
	Three months ended October 31, 2001	Three months ended October 31, 2000
-----------------------------------------------------------------------------

Cash flows from operating activities:
   Loss for the period
   Items not involving cash:
   Amortization
   Amortization of web site development costs
   Stock based compensation
   Changes in operating asset and liabilities:
   Accounts receivable
   Prepaid expenses
   Accounts payable and accrued liabilities
   Unearned revenue
   Security deposits

	$ (85,891) 7,292 18,930 1,238 109 (3,702) (132) 16,301 607	$ (168,413) 85,214 12,970 17,750 (5,426) 24 (37,296) (19,617) (7,426)
-----------------------------------------------------------------------------
Net cash used in operating activities	(45,248)	(122,220)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(26,010) (41,242)	(14,637) (20,086)
-----------------------------------------------------------------------------
Net cash used in investing activities	(67,252)	(34,723)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from issuances of and
     subscriptions for preferred stock
   Advances from related parties
   Advances to related parties
   Repayment of advances to related party
   Advances to shareholders
   Repayment of promissory notes

	- 96,786 14,183 (15,716) - - -	386,305 - - - (4,117) (5,572) (24,887)
-----------------------------------------------------------------------------
Net cash provided by financing activities	95,253	351,729
-----------------------------------------------------------------------------
Decrease in cash	(17,247)	194,786
Cash, beginning of period	21,463	3,034
-----------------------------------------------------------------------------
Cash, end of period	$ 4,216	$ 197,820
-----------------------------------------------------------------------------
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Deemed dividends on preferred stock	$ 843 $ - $ 33,333	$ 1,463 $ - $ -
-----------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

1.  General operations:

MarketU Inc. (the "Company" or "MarketU") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. ("Most Referred™"; formerly "Home Finders Realty").

Following the purchase transaction described above, the Company's primary business activity is providing a service that allows real estate professionals and the general public to find customer service oriented realtors in North American cities through the Company's web sites MOSTREFERRED.COM™ and related web sites.

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

The Company's future operations are dependent upon the Company's ability to secure additional financing. The Company continues to experience negative cash flows from operations and the Company does not have sufficient working capital to sustain operations until October 31, 2002. To date, operations have primarily been financed through the issuance of common and preferred stock. There can be no assurance that the Company will be able to secure additional financing or be able to secure such financings on reasonable terms.

The Company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. The Company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. One private placement agreement was signed on September 25, 2001 for a total commitment in fiscal 2002 of $1,500,000 (See Note 3). In relation to this private placement, $100,000 was received during the first quarter ended October 31, 2001. Additional private placements are contemplated, but not assured, before the end of the fiscal year. If the company is unable to raise required financings the Company will be required to curtail operations.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

2.  Significant accounting policies:

The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

(a)   Consolidation:

The interim consolidated financial statements include the accounts of the Company and its subsidiaries: Most Referred Real Estate Agents Inc., 604587 British Columbia Ltd. and AMRR.com, Inc.

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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results that can be expected for the year ending July 31, 2002.

MARKETU INC.

Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

2.     Significant accounting policies (continued):

(d)   Goodwill and intangible assets:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires business combinations to be accounted for using the purchase method and replaces Accounting Principles Board guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 requires companies to test goodwill for impairment annually in lieu of amortization at a reporting unit level. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001, may early adopt SFAS No. 142 provided they have not yet issued their first quarter financial statements.

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The impact of this change in accounting principles has reduced general and administrative expenses and net loss by $84,897 for the three months ended October 31, 2001. Net loss per common share, basic and diluted was reduced by $0.01 as a result of this change in policy.

(e)   Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Loss available to common shareholders is increased by dividends on preferred stock earned in the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in basic net loss per share. Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the periods presented, basic and diluted net loss per share are the same.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

3.   Capital stock:

(a)   Authorized:

50,000,000 10,000,000 4,500,000 3,500,000 2,000,000

Common shares, par value of $0.001 per share
Preferred shares, par value of $0.001 per share, designated as follows:
Series A preferred shares, par value of $0.001 per share
Series B preferred shares, par value of $0.001 per share
Unissued and undesignated

During the three months ended October 31, 2001, the Company created the Series B preferred shares and allocated 3,500,000 of the preferred shares to Series B.

Each Series B Preferred Share is entitled to one vote and may at any time be converted into one common share of MarketU without additional payment. Any Series B Preferred Shares that have not been converted on the date which is one year from the date of issuance will automatically be converted into shares of MarketU's common stock. In the event of liquidation, dissolution or winding up of MarketU, the holders of the Series B Preferred Shares will be entitled to receive the amount paid for each share before any amounts are paid or any assets of MarketU are distributed to the holders of common shares or the Series A Preferred Shares.

The Series B preferred shares were issued for cash consideration at a price that was less than the market price of the Company's common shares at the date of agreement for issuance. The difference of $33,333 represents a beneficial conversion feature on the Series B preferred shares issued in the quarter ended October 31, 2001. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is recognized as a dividend of $33,333 from the date of issuance to the earliest conversion date using the effective interest method.

(b)   As of October 31, 2001, the Company has outstanding stock options for the purchase of common shares as follows:

----------------------------------------------------
Number of shares	Exercise Price	Expiry Date
----------------------------------------------------
524,000	$0.43	August 1, 2003
715,000	$0.25	June 1, 2003
1,239,000

No options were granted, exercised or expired during the three months ended October 31, 2001.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

3.   Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:

------------------------------------------------------------
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
------------------------------------------------------------
Balance, July 31, 2001	2,291,893	$0.29
Impact of warrants re- pricing in period	-	$0.03
Issuances: October 19, 2001	333,334	$0.25
------------------------------------------------------------
Balance, October 31, 2001	2,625,227	$0.32
------------------------------------------------------------

During the quarter ended October 31, 2001 the exercise price on 1,566,893 warrants increased from $0.25 per share to $0.30 per share pursuant to the original terms of the warrants issued.

As of October 31, 2001 the Company had outstanding warrants for the purchase of common shares as follows:

---------------------------------------------------
Number of shares	Exercise Price	Expiry Date
---------------------------------------------------
200,000 1,566,893 150,000 375,000 333,334 2,625,227	$0.75 $0.30 $0.25 $0.25 $0.25	December 22, 2001 October 19, 2002 May 29, 2003 July 13, 2003 October 19, 2002

During the three-month period ended October 31, 2001 the following share transactions occurred:

(a)   On September 25, 2001, an investor agreed to acquire a minimum of 3,416,667 units of MarketU for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred Share and one-half of a warrant. The warrants expire one year from the date of issuance.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

3.   Capital stock: (continued)

The private placement has three closings. As part of the first closing the investor paid MarketU $100,000 in consideration for 666,667 Series B Preferred Shares and 333,334 warrants. An additional 1,000,000 Series B Preferred shares and 500,000 warrants will be issued when the Company receives an additional $150,000. Each warrant entitles the holder to acquire one common share of MarketU for $0.25 per share.

At the second closing, scheduled for November 30, 2001, the investor has agreed to pay MarketU $500,000 for 1,000,000 Series B Preferred Shares and 500,000 warrants. Each warrant to be issued at the second closing will entitle the holder to acquire one common share of MarketU for $0.60 per share.

At the third closing, scheduled for February 28, 2002, the investor has agreed to pay MarketU $750,000 for a number of units calculated by dividing $750,000 by the lesser of $1.00 or the 30-day closing average of MarketU shares on the OTC Bulletin Board. Each whole warrant to be issued at the third closing will entitle the holder to acquire one share of MarketU at a price of $1.25 per share.

In connection with this transaction, the investor granted 612559 B.C. Ltd., a corporation controlled by two directors and one officer of MarketU, an option to acquire 50% of all Series B preferred shares acquired by the investor in the private placement, or any shares of common stock issued upon the conversion of the Series B preferred shares, for $1,680,000. The option expires six months after the third closing of the private placement.

(b)   On October 15, 2001 the Company issued 7,500 common shares pursuant to the Company's Stock Bonus Plan for services rendered.

4.   Due from related parties:

-------------------------------------------------------------------------
	October 31, 2001	July 31, 2001
-------------------------------------------------------------------------
612559 B.C. Ltd. William Coughlin	$ 28,601 84,214 $ 112,815	$ 12,885 86,282 $ 99,137

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

4.   Due from related parties: (continued)

The amount due from 612559 B.C. Ltd. ("612559") includes interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a registered shareholder in the company. Two directors and one officer of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin is without interest, has no specified terms of repayment and is unsecured. Mr. Coughlin is a shareholder and also a director of the Company.

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares on the open market. At October 31, 2001 Mr. Coughlin held common shares having a market value in excess of the amount due.

5.   Goodwill:
-------------------------------------------------------------------------
	October 31, 2001	July 31, 2001
-------------------------------------------------------------------------
Cost Goodwill Intangible assets	$ 996,085 37,823 1,033,908	$ 996,085 37,823 1,033,908
Accumulated amortization Goodwill Intangible assets	(415,035) (2,521) (417,556)	(415,035) (2,521) (417,556)
Net book value	$ 616,352	$ 616,352
-------------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2001
(Unaudited)

6.  Fixed assets:
-------------------------------------------------------------------------
	October 31, 2001	July 31, 2001
-------------------------------------------------------------------------
Cost: Computer hardware Computer software Leasehold improvements Office equipment	$ 85,263 19,917 19,365 38,957 163,502	$ 67,841 17,843 20,185 34,260 140,129
Accumulated amortization: Computer hardware Computer software Leasehold improvements Office equipment	(24,091) (16,299) (7,600) (11,020) (59,010)	(21,599) (15,795) (8,074) (8,887) (54,355)
-------------------------------------------------------------------------
Net book value	$ 104,492	$ 85,774
-------------------------------------------------------------------------

7.  Payable to related parties:
--------------------------------------------------------------------------
	October 31, 2001	July 31, 2001
--------------------------------------------------------------------------
MGA Connectors Ltd. ("MGA"), without interest or specified terms of repayment, unsecured	$ 30,682	$ 16,499

An officer of the Company is also an officer of MGA.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

The business of the Company is that which is being conducted by Most Referred™ and any reference to the Company is, unless otherwise indicated, also a reference to Most Referred™.

Established in 1997, Most Referred™ is a licensed real estate company engaged in the business of generating and qualifying real estate leads, for a network of over 5,000 peer-selected real estate agents, in some 2600 regions across the United States and Canada.

The Company provides a service, which allows a homebuyer or seller wanting to purchase or sell a property or residence in another city, to locate a realtor to assist in the real estate transaction. In most cases, the potential customer is not familiar with realtors in the city where they plan to relocate. The Company's referral services are available through its MOSTREFERRED.COM™ and related web sites, or by phoning a 1-800-414-5655 hotline.

Most Referred™ plays a strong role in the entire real estate transaction, by providing both the consumer and the real estate agent with time and money saving services. Consumers benefit through access to the most reputable and trusted agents, property listings and a timely response to their needs. Agents benefit from Most Referred's proprietary Lead Management System ("LMS"), which includes: lead generation, qualification, management and referrals. Most Referred™ is positioned for growth through the expansion of its realtor network and the development and delivery of innovative services to the consumer.

The Company generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a customer buys or sells a house through a member realtor. Memberships are available to licensed realtors who have been nominated by their peers, based on a reputation in their community for providing a high level of customer service.

With interest rates at their lowest levels in decades, 2001 is projected to be the second highest year on record for existing home sales at 5.19 million units. It is the opinion of management that this will continue to positively influence the Company's referral services and increase associated referral fee revenues. Over the last 12 months, Most Referred™ has seen its web site lead volumes increase by approximately 500% to over 1,500 per day. This trend is expected to continue throughout fiscal 2002 as the Company launches new services and programs to increase traffic to and enhance its web sites.

The Company's future growth potential through Most Referred™ will be achieved by concentrating on the following three areas:

1)    Strategic Alliances - Most Referred™ is seeking to increase revenue potential by offering its proprietary LMS on a private label basis. The magnitude of this opportunity is much greater than the business it is currently processing.

2)    Expansion of its core business - Most Referred™ is moving to sign agreements with several major financial institutions across North America under what it calls Lender Loyalty programs. Under these programs, the financial institutions refer their pre-approved mortgage clients who will get a substantial fee rebate when they agree to use a Most Referred™ real estate professional.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Overview (continued)

3)    Development of new products - Most Referred™ is also finalizing work on a new property financing/management product. This product could generate substantial revenues and profitability for the Company. Management expects this product to dramatically increase the profile of Most Referred™ in both the investment and real estate communities.

Revenues and expenses

Referral revenues increased by 149.1% to $164,877 for the three-month period ended October 31, 2001 from referral revenues of $66,183 for the three months ended October 31, 2000. This increase is due to the Company continuing to focus its resources and efforts on expanding the Company's referral services in order to meet increasing demand. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee. Referral revenues are expected to continue to grow as the Company continues to focus on expanding this service.

Membership revenues decreased by 50.6% to $40,702 for the three-month period ended October 31, 2001 from membership revenues of $82,416 for the three months ended October 31, 2000. This decrease is primarily due to increased competition in selling web sites to real estate agents and realtors, which is a key element of a Most Referred™ membership.

Direct costs increased by 27.1% to $121,859 for the three-month period ended October 31, 2001 from direct costs of $95,910 for the three months ended October 31, 2000. This increase is due to the hiring of additional staff to meet increasing referral demand and web site development. Specific changes to direct costs include commission that decreased to $0 for the three-month period ended October 31, 2001 from commission of $23,035 for the three months ended October 31, 2000. The decrease in commissions was offset by an increase in wages by $39,628 to $83,084 in the three months ended October 31, 2001. The decrease in commission and increase in wages is due to the Company reconfiguring its compensation for membership sales from commission to salary plus bonus.

Gross margin for the three-month period ended October 31, 2001 was $91,702 (42.9%) compared to $53,196 (35.7%) for the three months ended October 31, 2000. This increase in gross margin is largely due to decreased stock compensation expenditures in the current period. Gross margin for the period ending October 31, 2000 was 44.4% exclusive of stock based compensation. The decrease in cash equivalent gross margin is due to increased personnel costs relating to the hiring of additional realtors and support staff and the relative lag time of four months on average before referral fees are received. The Company anticipates increased spending on web site development and associated costs to meet realtor and customer needs which may further decrease its gross margin in future periods.

Changes in the sources of revenue of the Company influence the gross margin. As a percentage of revenue, membership sales dropped by 36.2% ($41,714) to 19.1% for the three-month period ended October 31, 2001 from 55.3% for the three months ended October 31, 2000. As a percentage of revenue, referral fees increased by 32.8% ($98,694) to 77.2% for the three-month period ended October 31, 2001 from 44.4% for the three months ended October 31, 2000. This

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and Expenses (continued)

change in revenue mix decreased gross margin as the direct costs associated with membership sales, which approximate 35% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 55% of referral fees. As referral fees continue to grow relative to membership sales the overall gross margins percentage will decrease in future periods.

General and administrative expenses, exclusive of goodwill amortization, increased during the three months of fiscal year 2002 by $38,991 or 28.1% in comparison to general and administrative expenses during the prior period. This increase is due to the reorganization of management and the hiring of additional technical, programming, and administrative staff to support the increased web site traffic and general business of the Company. Management fees increased by $25,869 to $49,507 for the three-months ended October 31, 2001 from $23,638 in the prior year period. This increase was due to the September 2000 changes in management. No amortization of goodwill was recognized in the current period, as management has determined that there is no impairment in accordance with SFAS No. 142. Management expects expenses will increase in the second quarter of fiscal 2002.

Stock based compensation

In October 2001 the Company issued 7,500 shares of common stock pursuant to the Company's Stock Bonus Plan to an employee for services rendered. Stock compensation expense for the quarter was $1,238 for the three months ended October 31, 2001 compared to $17,750 for the three months ended October 31, 2000.

Liquidity and Capital Resources

The Company had a working capital deficiency of $237,192 as of October 31, 2001 as compared to $192,597 as at July 31, 2001.

During the three months ended October 31, 2001 the Company used cash of $45,248 in its operations. During this same period, the Company spent $67,252 on equipment and web site development to expand and upgrade its systems and web sites. Cash required by the Company during the period was generated primarily through the sale of preferred stock and warrants.

The Company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. The Company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. One private placement agreement was signed on September 25, 2001 for a total commitment in fiscal 2002 of $1,500,000 (See Note 3 of the interim financial statements for details). In relation to this private placement, $100,000 was received during the first quarter ended October 31, 2001. Additional private placements are contemplated, but not assured, before the end of the fiscal year.

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

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On October 15, 2001, the Company issued 7,500 shares of common stock, valued at $1,238 based on the average trading price of the Company's stock, to an employee for services rendered, pursuant to its Stock Bonus plan.

On October 19, 2001 the Company issued 666,667 shares of Series B Preferred shares and 333,334 warrants for proceeds of $100,000 as part of a private placement agreement signed on September 25, 2001. Each Series B Preferred share is convertible into common stock at no additional cost. See Note 3 to the interim financial statements for a description of the private placement agreement.

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

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K - September 26, 2001; Announcement of subscription agreement signed by Dr. Farshad Mofthakhar on September 25, 2001 allowing for the purchase of a minimum of 3,416,667 of Series B preferred shares for total proceeds of $1,500,000.

(b)   Reports on Form 8-K - October 26, 2001; the Company filed a Certificate of Designation with the Nevada Secretary of State to create 3,500,000 Series B preferred shares, $0.001 par value.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketU Inc.
Date: November 30, 2001	By: /s/ "Kenneth Galpin" Kenneth Galpin, Director and President
By: /s/ "Scott Munro" Scott Munro, Principal Financial and Accounting Officer