Form 10QSB
period 2002-01-31
MARKETU INC
filed 2002-03-18
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended January 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of March 6, 2002 the Company had 11,461,684 outstanding shares of Common Stock. This amount excludes 4,166,667 shares of common stock issuable upon the exchange of 3,500,000 Series A and 666,667 Series B Preferred shares.

Interim Consolidated Financial Statements of

MARKETU INC.

(Expressed in U.S. Dollars)

Six months ended January 31, 2002

(Unaudited)

MARKETU INC.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

January 31, 2002 and July 31, 2001

----------------------------------------------------------------------------
	January 31 2002 (Unaudited)	July 31 2001
----------------------------------------------------------------------------
Assets
Current assets: Cash Accounts receivable, net of allowance of $nil (July 31 - $nil) Prepaid expenses Security deposits	$ - 38,260 20,309 14,698	$ 21,463 35,780 23,004 19,062
--------------------------------------------------------------------------
	73,267	99,309
Due from related parties (Note 4)	96,661	99,137
Goodwill and intangible assets (Note 5)	616,352	616,352
Fixed assets (Note 6)	106,285	85,774
Web site development	106,533	59,770
----------------------------------------------------------------------------
	$ 999,098	$ 960,342
----------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 7)	$ 8,962 358,774 125,912 40,551	$ - 204,478 70,929 16,499
------------------------------------------------------------------------
	534,199	291,906

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 10,711,684; July 31, 2001 - 9,704,184)
  Series A preferred stock, par value $0.001 per
    share (Issued - 3,500,000, July 31, 2001 -
    4,500,000)
  Series B preferred stock, par value $0.001 per
    share (Issued - 666,667; July 31, 2001 -
      nil)
  Additional paid-in capital
  Deficit
  Accumulative other comprehensive income (loss):
    Cumulative exchange adjustment

	10,712 3,500 667 2,045,982 (1,618,369) 22,407	9,704 4,500 - 1,783,469 (1,130,504) 1,267
------------------------------------------------------------------------
	464,899	668,436
----------------------------------------------------------------------------
	$ 999,098	$ 960,342
----------------------------------------------------------------------------

Subsequent events - Note 3 (e)

See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended January 31, 2002	Three months ended January 31, 2001	Six months ended January 31, 2002	Six months ended January 31, 2001
----------------------------------------------------------------------------------------------------------
Revenue: Referral fees Membership dues Miscellaneous revenue	$ 133,017 49,156 2,548 184,721	$ 70,505 78,717 8,334 157,556	$ 297,894 89,858 10,530 398,282	$ 136,688 161,133 8,841 306,662
Direct costs: Commission Courier Credit card Telephone Wages and benefits Web site maintenance and Internet services	- 766 2,286 8,379 99,514 10,016 120,961	20,039 334 1,086 6,993 64,497 4,915 97,864	- 1,099 4,505 15,619 182,598 20,069 223,890	43,074 743 3,068 13,834 107,953 15,335 184,007
----------------------------------------------------------------------------------------------------------
Gross margin	63,760	59,692	174,392	122,655

General and administrative expenses:
  Advertising and promotion
  Amortization - capital costs
               - goodwill (note 2(d))
  Automobile
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Research and development
  Telephone
  Travel
  Website development
  Wages and benefits

	546 2,439 - - 2,887 1,828 4,485 36,771 7,022 3,485 120,892 3,358 25,282 913 93,463 1,920 18,221 23,233 58,989 405,734	1,269 3,849 83,007 - 1,099 891 2,574 8,322 5,103 3,217 40,566 2,343 45,920 2,152 - 1,418 10,695 9,747 72,984 295,156	2,948 9,731 - - 4,075 3,811 6,212 42,961 13,773 7,256 152,126 5,108 74,789 2,747 93,463 3,176 27,156 42,163 110,762 602,257	1,501 6,056 166,014 866 3,146 2,621 3,896 10,530 9,288 4,228 76,588 3,331 69,558 2,152 - 2,146 17,544 19,514 127,553 526,532
----------------------------------------------------------------------------------------------------------
Net loss for the period	$ (341,974)	$ (235,464)	$ (427,865)	$ (403,877)
----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and Diluted	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.04)
Weighted average common shares: Basic and Diluted	14,878,351	12,762,143	14,585,398	11,415,256
----------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Six months ended January 31, 2002
(Unaudited)

	Common Stock Number of Shares Amount		Series (A) and (B) [1] Preferred Stock Number of Shares Amount			Additional Paid-in Capital	Accumulated Other Comprehen-sive Income (loss) - Exchange Adjustment	Accumulated Deficit	Total Shareholders' Equity
Balance, July 31, 2001	9,704,184	$ 9,704	4,500,000	(A)	$ 4,500	$ 1,783,469	$ 1,267	$(1,130,504)	$ 668,436
Common stock issued as compensation on October 15, 2001 at fair market value of $0.165 per share	7,500	8	-		-	1,230	-	-	1,238
Series B Preferred stock issued for cash on October 19, 2001, at $0.15 per share, net of cash issuance costs of $3,214. (Note 3(d))	-	-	666,667	(B)	667	96,119	-	-	96,786
Deemed dividends on preferred stock (Note 3(a))	-	-	-		-	60,000	-	(60,000)	-

Conversion of Series A Preferred shares into common shares on November 28, 2002 (Note 3(d))

Subscription receivable
  Paid on December 17, 2001

Warrants issued for services on   January 29, 2002 recorded at   fair value of warrants issued
Comprehensive loss:
  Translation adjustment
  Loss for the period

	1,000,000 - - - -	1,000 - - - -	(1,000,000) - - - -	(A)	(1,000) - - - -	- 18,164 87,000 - -	- - - 21,140 - -	- - - - (427,865) -	- 18,164 - 21,140 (427,865) (406,725)
Balance, January 31, 2002	10,711,684	$ 10,712	4,166,667		$ 4,167	$ 2,045,982	$ 22,407	$(1,618,369)	$ 464,899

1 Preferred stock consists of: Series A - 3,500,000 issued - $3,500; and Series B - 666,667 issued - $667.

See accompanying notes to interim consolidated financial statements

MARKETU INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------
	Six months ended January 31, 2002	Six months ended January 31, 2001
-----------------------------------------------------------------------------

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock based compensation
    Warrants issued for services
    Other, including Unrealized foreign exchange
  Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue

	$ (427,865) 9,731 42,163 1,238 87,000 20,849 (2,480) 2,695 4,364 154,296 54,983	$ (403,877) 172,070 27,137 18,510 - - (13,635) 9,627 (5,979) (6,648) (31,387)
-----------------------------------------------------------------------------
Net cash used in operating activities	(53,026)	(234,182)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(27,475) (88,926)	(55,917) (28,509)
-----------------------------------------------------------------------------
Net cash used in investing activities	(116,401)	(84,426)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from issuances of and
     subscriptions for preferred stock
   Stock subscriptions receipts
   Advances from related parties
   Repayment of advances to related party
   Advances to shareholders
   Repayment of promissory notes
   Increase in bank indebtedness

	- 96,786 18,164 40,551 (16,499) - - 8,962	386,305 - 20,000 - (5,498) (9,309) (24,886) -
-----------------------------------------------------------------------------
Net cash provided by financing activities	147,964	366,612
-----------------------------------------------------------------------------
Increase (Decrease) in cash	(21,463)	48,004
Cash, beginning of period	21,463	3,034
-----------------------------------------------------------------------------
Cash, end of period	$ -	$ 51,038
-----------------------------------------------------------------------------
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Deemed dividends on preferred stock	$ 2,528 $ - $ 60,000	$ 2,244 $ - $ -
-----------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MARKETU INC.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

1.  General operations:

MarketU Inc. (the "Company" or "MarketU") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. ("Most Referred™"; formerly "Home Finders Realty"). On March 11, 2002 the shareholders of the Company approved a change in the name of the Company to Most Home Corp., subject to regulatory approval.

Following the purchase transaction described above, the Company's primary business activity is providing a service that allows real estate professionals and the general public to find customer service oriented real estate agents in North American cities through the Company's web sites MOSTREFERRED.COM™ and related web sites.

These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principals. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, as discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the Company's ability to secure additional financing. The Company continues to experience negative cash flows from operations and the Company has a working capital deficiency of $460,932 as of January 31, 2002. To date, operations have primarily been financed through the issuance of common and preferred stock. There can be no assurance that the Company will be able to secure additional financing or be able to secure such financings on reasonable terms.

The Company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. Several private placement agreements have been signed with total commitments in fiscal 2002 of approximately $900,000, of which $250,000 was received subsequent to the period (See Note 3(e) for additional details). Additional private placements are contemplated, but not assured, before the end of the 2002 fiscal year. If the Company is unable to raise required financings the Company will be required to curtail operations.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
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

(b)   Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from these estimates.

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the six months ended January 31, 2002 are not necessarily indicative of the results that can be expected for the year ending July 31, 2002.

MARKETU INC.

Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
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

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The impact of this change in accounting principles has reduced general and administrative expenses and net loss by $169,794 for the six months ended January 31, 2002. Net loss per common share, basic and diluted was reduced by $0.01 as a result of this change in policy.

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

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

3.   Capital stock:

(a)   Authorized:
50,000,000 10,000,000 4,500,000 3,500,000 1,750,000 250,000

Common shares, par value of $0.001 per share
Preferred shares, par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

During the six months ended January 31, 2002, the Company created both Series B and Series C preferred shares and allocated 3,500,000 of the preferred shares to Series B and 1,750,000 to Series C.

Each Series B Preferred Share is entitled to one vote and may at any time be converted into one common share of MarketU without additional payment. Any Series B Preferred Shares that have not been converted on the date which is one year from the date of issuance will automatically be converted into shares of MarketU's common stock. In the event of liquidation, dissolution or winding up of MarketU, the holders of the Series B Preferred Shares will be entitled to receive the amount paid for each share before any amounts are paid or any assets of MarketU are distributed to the holders of common shares, Series A Preferred Shares and Series C Preferred Shares.

The Series B preferred shares were issued for cash consideration at a price that was less than the market price of the Company's common shares at the date of agreement for issuance. The difference of $60,000 represents a beneficial conversion feature on the Series B preferred shares issued in the quarter ended October 31, 2001. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is recognized as a dividend of $60,000 from the date of issuance to the earliest conversion date using the effective interest method.

Each Series C Preferred Share is entitled to one vote and may at any time be converted into two common shares of MarketU without additional payment. Any Series C Preferred Shares that have not been converted on the date which is one year from the date of issuance will automatically be converted into shares of MarketU's common stock. In the event of liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, holders of Series C Preferred Shares will be entitled, after payment has been made to the holders of Series B Preferred shares, to share pro-rata with the holders of common shares, on a share for share basis the remaining assets of the Company.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

3.   Capital stock: (continued)

After payment of the aforesaid amounts to the holders of the Series C Preferred Shares they shall not as such be entitled to share any further in the distribution of the assets of the Company.

(b)   As of January 31, 2002, the Company has outstanding stock options for the purchase of common shares as follows:
----------------------------------------------------------------
Number of shares	Exercise Price	Expiry Date
----------------------------------------------------------------
524,000	$0.43	August 1, 2003
715,000	$0.25	June 1, 2003
560,000	$0.25	December 10, 2003
1,799,000

The following table sets forth information concerning options granted:
----------------------------------------------------------------
Date Granted	Number of Options Granted	Weighted Average Exercise Price
----------------------------------------------------------------
Balance, July 31, 2001	1,239,000	$0.33
Expired: None Grants: December 22, 2001	- 560,000	- $0.25
Exercises: None	-	-
----------------------------------------------------------------
Balance, January 31, 2002	1,799,000	$0.31
----------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

3.   Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
----------------------------------------------------------------
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
----------------------------------------------------------------
Balance, July 31, 2001	2,291,893	$0.29
Impact of warrant re- pricing in period	-	$0.03
Expired: December 22, 2001 Issuances: October 19, 2001 December 22, 2001 January 29, 2002	(200,000) 333,334 200,000 300,000	($0.75) $0.25 $0.25 $0.324
----------------------------------------------------------------
Balance, January 31, 2002	2,925,227	$0.28
----------------------------------------------------------------

During the period ended January 31, 2002, warrants exercisable at $0.75 that expired were re-issued to the original investor with an exercise price of $0.25.

As of January 31, 2002 the Company had outstanding warrants for the purchase of common shares as follows:
---------------------------------------------------------
Number of shares	Exercise Price	Expiry Date
---------------------------------------------------------
200,000 1,566,893 150,000 375,000 333,334 300,000 2,925,227	$0.25 $0.30 $0.25 $0.25 $0.25 $0.324	December 22, 2002 October 19, 2002 May 29, 2003 July 13, 2003 October 19, 2002 January 28, 2007

(d)  Share Issuances:

During the six-month period ended January 31, 2002 the following share transactions occurred:

(i)   On September 25, 2001, an investor agreed to acquire a minimum of 3,416,667 units of MarketU for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred Share and one-half of a warrant. The warrants expire one year from the date of issuance.

     The private placement has three closings. As part of the first closing the investor paid MarketU $100,000 in consideration for 666,667 Series B Preferred Shares and 333,334 warrants. Originally it was anticipated that an additional 2,750,000 Series B Preferred shares and 1,375,000 warrants would be issued for additional gross proceeds of $1,400,000.

     On January 14, 2002, the Company signed an amended subscription agreement with the investor. Under the terms of the amended subscription agreement the remaining closings from the original private placement were cancelled and new terms were agreed to, by which the Company would receive $400,000 on or before February 28, 2002 in consideration for 1,000,000 Series B Preferred Shares and 500,000 warrants. Each warrant entitles the holder to acquire one common share of Company for $0.50 per share, expiring one year from date of issuance. As of March 18, 2002, the Company has not received the $400,000 investment. However, the Company has communicated with the investor and has been advised by the investor that the funds will be received in March 2002.

     In connection with this transaction, the investor amended its original option with 612559 B.C. Ltd., a corporation controlled by two directors and one officer of MarketU. The amended option allows 612559 to acquire 50% of all Series B preferred shares acquired by the investor in the private placement, or any shares of common stock issued upon the conversion of the Series B preferred shares, for $0.80 per share. The option expires on February 28, 2003.

(ii)    On October 15, 2001 the Company issued 7,500 common shares pursuant to the Company's Stock Bonus Plan for services rendered.

(iii)   On November 28, 2001, 1,000,000 Series A preferred shares were converted into common shares of the Company. No additional consideration was received by the Company for this transaction.

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

3.   Capital stock: (continued)

(iv)   On January 29, 2002, the Company issued 300,000 warrants exercisable at $0.324 for services. The warrants expire on January 28, 2007. These warrants vested immediately. Stock compensation related to these warrants of $87,000 was recorded in the period.

(e)   Subsequent to the quarter ending January 31, 2002, the following capital stock transactions occurred:

(i)   On February 28, 2002, the Company signed two private placement agreements with investors for the purchase of 750,000 units; consisting of one common share and one-half warrant expiring on February 28, 2005. Each whole warrant will entitle the holder to purchase one common share at an exercise price of $0.40 per share. The total proceeds for the 750,000 units was $250,000 and was received by the Company on February 28, 2002.

(ii)   On February 22, 2002, the Company signed an option agreement with an investor to purchase from the Company 1,750,000 units at a price of $0.857 per unit for an aggregate purchase price of $1,500,000. Each unit consists of one Series C Preferred share and one-half of one non-transferable share purchase warrant. Each Series C preferred share is convertible into two common shares without additional payment to the Company. Each whole warrant will entitle the holder to purchase one common share at a price of $0.50 per share for the first year the warrant is exercisable and $0.60 per share for the second year.

4.   Due from related parties:
-------------------------------------------------------
	January 31, 2002 (Unaudited)	July 31, 2001
-------------------------------------------------------
612559 B.C. Ltd. William Coughlin	$ 13,115 83,546 $ 96,661	$ 12,885 86,282 $ 99,137

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

4.   Due from related parties: (continued)

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a registered shareholder in the Company. Two directors and one officer of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin is without interest, has no specified terms of repayment and is unsecured. Mr. Coughlin is a shareholder and a former director of the Company.

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At January 31, 2002 Mr. Coughlin held common shares having a market value in excess of the amount due.

5.   Goodwill and intangible assets:
-------------------------------------------------------------------------
	January 31, 2002 (Unaudited)	July 31, 2001
-------------------------------------------------------------------------
Cost Goodwill Intangible assets	$ 996,085 37,823 1,033,908	$ 996,085 37,823 1,033,908
Accumulated amortization Goodwill Intangible assets	(415,035) (2,521) (417,556)	(415,035) (2,521) (417,556)
Net book value	$ 616,352	$ 616,352
-------------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

6.  Fixed assets:
-------------------------------------------------------------------------
	January 31, 2002 (Unaudited)	July 31, 2001
-------------------------------------------------------------------------
Cost: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	$ 1,893 86,958 20,042 19,195 39,516 167,604	$ - 67,841 17,843 20,185 34,260 140,129
Accumulated amortization: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	(95) (25,278) (16,297) (8,262) (11,387) (61,319)	- (21,599) (15,795) (8,074) (8,887) (54,355)
-------------------------------------------------------------------------
Net book value	$ 106,285	$ 85,774
-------------------------------------------------------------------------

MARKETU INC.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2002
(Unaudited)

7.  Payable to related parties:
-------------------------------------------------------------------------
January 31, 2002 (Unaudited)	July 31, 2001
-------------------------------------------------------------------------

MGA Connectors Ltd. ("MGA"), without interest
  or specified terms of repayment, unsecured

Marketu Communications Ltd., without interest
  or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

$ - 5,551 35,000 $ 40,551	$ 16,499 - - $ 16,499

An officer of the Company is also an officer of MGA.

Two officers of the Company are also officers of Marketu Communications Ltd.

Khachik Toomian is a shareholder of the Company, owning in excess of 10% of the issued and outstanding common shares.

8.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

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

The Company provides a service, which allows a homebuyer or seller to locate a well-respected, local real estate agent to assist in the real estate transaction. In most cases, the potential customer is not familiar with real estate agents in the city where they plan to relocate. The Company's referral services are available through its MOSTREFERRED.COM™ and related web sites, or by phoning a 1-800-414-5655 hotline.

Most Referred™ provides both the consumer and the real estate agent with time and money saving services. Consumers benefit through access to the most reputable and trusted agents, property listings and a timely response to their enquiries. Agents benefit from Most Referred™'s proprietary Lead Management System ("LMS"), which includes: lead generation, qualification, management and referral capabilities. Most Referred™ is positioned for growth through the expansion of its real estate agent network and the development and delivery of innovative services to the consumer.

The Company generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a customer buys or sells a house through a member real estate agent. Memberships are available to licensed real estate agents who have been nominated by their peers, based on a strong reputation in their community for providing a high level of customer service.

Operating Review

While the tragic events of September 11, 2001 seem to be behind us, much of the financial impact is now reflected in the operating results of our industry. This is due to the time lags associated with typical real estate transaction closing processes in the United States. Many pending transactions during the August to October 2001 period were abandoned. Subsequently, in November, we began to see an increase in pending transactions as a result of significant interest rate reductions. By the end of December, we had experienced a 100% increase in enquiry volumes on our system over the previous 30 days. This influx of enquiries is largely comprised of consumers looking to upgrade to larger residences based on greater borrowing capacity.

As previously reported, the Company has been concentrating on expanding its core referral business, initiating strategic alliances and developing new products. The sudden increase in enquiry volumes in December, however, has limited our ability to focus much attention recently on strategic alliances and new product development. In addition, the Company did not receive certain private placement funds that were expected during the period due to liquidity problems of the investor. As a result, we have not had the financial resources and additional staffing required to implement our expansion plans as quickly as originally planned.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Operating Review (continued)

We have recently received an investment of $250,000, as part of a larger group of placements which could total $500,000 to $900,000. These funds are being directed into expansion of our processing capacity, payables reductions and additional marketing efforts such as the initiation of private label licensing agreements, where we leverage our technology within a larger market opportunity.

With the above-mentioned funding in place, we now expect to sign some small private label licensing agreements within the next thirty days that will act as prototypes for additional, larger, agreements in the future. The nature of the license agreements will consist of real estate brokerage firms agreeing to utilize Most Referred™'s proprietary technologies and Internet systems, with the option of the Most Referred™ brand, depending on the needs of the broker, to market and manage their real estate businesses. Many real estate brokerages are very much in need of our proprietary Internet lead qualification technology and have indicated that they would be prepared to licence this technology on terms beneficial to the Company.

Shareholders unanimously approved, at the Annual General Meeting on March 11, 2002, the change of the Company name to "Most Home Corp.", subject to regulatory approval. We believe that this new name better reflects the attributes of the Company and will allow us to create a stronger brand identity in the market place.

Revenues and expenses

Referral revenues increased by 88.7% to $133,017 for the three-month period ended January 31, 2002 from referral revenues of $70,505 for the three months ended January 31, 2001 and increased by 117.9% or $161,206 for the six months ended January 31, 2002 from $136,688 for the six month period of fiscal 2001. This increase is due to the Company continuing to focus its resources and efforts on expanding the Company's referral services in order to meet increasing demand. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee. Referral revenues are expected to continue to grow as the Company continues to focus on expanding this service.

Membership revenues decreased by 37.6% to $49,156 for the three-month period ended January 31, 2002 from membership revenues of $78,717 for the three months ended January 31, 2001 and decreased by 44.2% or $71,275 for the six months ended January 31, 2002 from $161,133 in the six-month period of fiscal 2001. This decrease is primarily due to increased competition in selling web sites to real estate agents and REALTORS®, which is a key element of a Most Referred™ membership. The Company is planning to refocus its efforts on building up its membership base and hiring additional staff, dependent on the receipt of additional funding (See Note 3), to boost membership sales.

Web site development costs previously included in direct costs have been reclassified to general and administrative expense to properly reflect the nature of the expense. Web site maintenance and Internet services remain in direct costs as these directly attribute to the generation of revenues.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

Direct costs increased by 23.6% to $120,961 for the three-month period ended January 31, 2002 from direct costs of $97,864 for the three months ended January 31, 2001 and increased by 21.7% to $223,890 for the six months ended January 31, 2002 from direct costs of $184,007 in the six-month period in fiscal 2001. This increase is due to the hiring of additional staff to meet increasing referral demand.

Specific changes to direct costs include commission that decreased to $0 for the three-month period ended January 31, 2002 from commission of $20,039 for the three months ended January 31, 2001 and decreased to $0 for the six-month period ended January 31, 2002 from $43,074 in the six-month period in fiscal 2001.

The decrease in commissions was offset by an increase in wages by $35,017 to $99,514 in the three months ended

January 31, 2002 and an increase in wages of $74,645 for the six months ended January 31, 2002 from $107,953 in the six-month period in the fiscal 2001. The decrease in commission and increase in wages is due to the Company reconfiguring its compensation for membership sales from commission to salary plus bonus.

Gross margin for the three-month period ended January 31, 2002 was $63,760 (34.5%) compared to $59,692 (37.9%) for the three months ended January 31, 2001. For the six-month period ended January 31, 2002 the gross margin was $174,392 (43.9%) compared to $122,655 (40.0%) for the six months ended January 31, 2001. The increased gross margin for the six months ended January 31, 2002 is due to increased revenues and increased efficiency of the Company's revenue generating systems. The decrease in gross margin for the three months ended January 31, 2002, is due to increased personnel costs relating to the hiring of additional REALTORS® and support staff and the relative lag time of four months on average before referral fees are received. The Company anticipates the hiring of additional staff to meet real estate agent and customer needs which may further decrease its gross margin in future periods.

General and administrative expenses, exclusive of goodwill and intangibles amortization, increased during the three months ended January 31, 2002 by $193,585 or 91.2% in comparison to general and administrative expenses during the three-month period in fiscal 2001 and increased by $241,739 or 67.1% for the six months ended January 31, 2002 compared to $360,518 for the six-month period in fiscal 2001. This increase is primarily due to research and development, stock compensation expense for warrants issued for business services and increased web site development. Research and development costs relate to consumer home equity and financing products being developed by the Company. AMRR.com, Inc., a wholly owned subsidiary of the Company, has incurred these expenses. These expenses consist primarily of professional and consulting fees. It is our expectation that additional funds will be expended on these research and development efforts over the next three quarters. The amounts of such future expenditures should not be inconsistent with the amounts incurred in the current quarter.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

Web site development increased by $13,486 or 138.4% for the three months ended January 31, 2002 from $9,747 for the three-month period in the prior year quarter and increase by $22,649 or 116.1% for the six months ended January 31, 2002 from $19,514 for the six-month period in fiscal 2001. Management fees decreased by $20,638 to $25,282 for the three-months ended January 31, 2002 from $45,920 in the prior year period. This decrease was due to the changes in management compensation from management fees to direct employment contracts. No amortization of goodwill was recognized in the current period, as management has determined that there is no impairment in accordance with SFAS No. 142. Management expects expenses will increase in the third quarter of fiscal 2002.

Liquidity and Capital Resources

The Company had a working capital deficiency of $460,932 as of January 31, 2002 as compared to $192,597 as at July 31, 2001. The Company received $250,000 on February 28, 2002 as proceeds of two private placements signed on this date (See Note 3(e)(i)) which has reduced the working capital deficiency significantly. The Company also anticipates signing private placement agreements with two investors on March 19, 2002, for total proceeds of $250,000 which is expected to be received by the Company on or before March 20, 2002 and will further reduce the Company's working capital deficiency.

During the three months ended January 31, 2002 the Company used cash of $53,026 in its operations. During this same period, the Company spent $116,401 on equipment and web site development to expand and upgrade its systems and web sites. Cash required by the Company during the period was generated primarily through the sale of preferred stock and warrants and advances from shareholders.

The Company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. The Company will need to raise additional capital prior to its fiscal year-end to maintain a positive cash balance. An amended private placement agreement was signed on January 11, 2002 for a total commitment in fiscal 2002 of $400,000 (See Note 3 (d)(i)) of the interim financial statements for details). On February 22, an investor was granted an option to purchase from the Company 1,750,000 units at a price of $0.857 per unit, for an aggregate purchase price of $1,500,000. Each unit consists of one Series C Preferred share and one-half of one non-transferable share purchase warrant. Each preferred share is convertible into two common shares in the capital stock of the Company without additional payment to the Company. Any preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted. Each whole warrant will entitle the holder the purchase one common share in the capital stock of the Company at a price of $0.50 per share for the first year the warrant is exercisable and $0.60 for the second year (See Note 3 (e)(ii)). The warrants will expire two years from the date of their issuance. There is no guarantee or assurance by the investor that this option will be exercised. Additional private placements are contemplated, but not assured, before the end of the 2002 fiscal year. If the Company is unable to raise required financings the Company will be required to curtail operations.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Critical accounting policies

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management makes estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments, particularly those related to the determination of the impairment of goodwill and intangible assets. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at January 31, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Goodwill and indefinite life intangible assets are not amortized and are only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates the value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill and indefinite life intangibles.

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

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On February 15, 2002, the directors of the Company amended the Company's bylaws, removing the requirement of at least 30 days notice shall be given to stockholder entitled to vote at the meeting if the authorized capital stock of the Company is to be increased. Pursuant to Nevada Revised Statute 78.120, the board of directors have the power of make bylaws, subject to the bylaws, if any, adopted by stockholders. Pursuant to Article VII of the Company's bylaws, the Company's bylaws may be altered, amended or repealed by the Board of Directors by resolution of a majority of the Board. The Company's Amended Bylaws is being filed herein.

On March 11, 2002 the Company created 1,750,000 Series C Preferred shares. Each Series C Preferred share can be converted into two common shares at any time without the payment of additional consideration to the Company. Any Series C Preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted. In the event of liquidation, dissolution or winding up of the Corporation or other distribution of assets of the Corporation among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, holders of Series C Preferred Shares will be entitled, after payment has been made to the holders of Series B Preferred shares, to share pro-rata with the holders of common shares, on a share for share basis the remaining assets of the Corporation. After payment of the aforesaid amounts to the holders of the Series C Preferred Shares they shall not as such be entitled to share any further in the distribution of the assets of the Corporation. The Certificate of Designation, Preferences and Rights is currently being filed with the Nevada Secretary of State and is also being filed herein.

On November 28, 2001, William C. and Carole Coughlin each converted 500,000 Series A preferred shares into common shares of the Company. No additional consideration was received by the Company for this conversion (See Note 3(c) of the interim financial statement).

On October 15, 2001, the Company issued 7,500 shares of common stock, valued at $1,238 based on the average trading price of the Company's stock, to an employee for services rendered, pursuant to its Stock Bonus plan.

On October 19, 2001 the Company issued 666,667 shares of Series B Preferred shares and 333,334 warrants to an accredited investor for proceeds of $100,000 as part of a private placement agreement signed on September 25, 2001. Each Series B Preferred share is convertible into common stock at no additional cost. See Note 3(d(i)) to the interim financial statements for a description of the private placement agreement.

On December 22, 2001, the Company granted 200,000 share purchase warrants to an existing warrantholder whose share purchase warrants expired on December 22, 2001. Each warrant entitles the holder to purchase one share of common stock at a price of US$0.25 per share. The warrants expire on December 22, 2002.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The shares of common stock and the warrants described above are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

On January 29, 2002, the Company granted 300,000 share purchase warrants to a company pursuant to Regulation S of the Securities Act. Each warrant entitles the holder to purchase one share of common stock at a price of US$0.324 per share. The warrants expire on January 28, 2007. The warrantholder represented that it was a non-U.S. person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The warrantholder represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the warrant certificates, and will be affixed to the stock certificates when the warrantholder exercises the warrants, in accordance with Regulation S.

PART II  -  OTHER INFORMATION (continued)

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the Security Holders for a vote during the quarter ended January 31, 2002.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are attached hereto and included with this report:
Exhibit No.	Description of Exhibit
3.3	Amended Bylaws
4.2

Certificate of Designation, Preferences and Rights of the Series C Preferred shares creating 1,750,000 Series C preferred shares, $0.001 par value (currently being forwarded for filing with Nevada Secretary of State)

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MARKETU INC.
Date: March 15, 2002	By: "Kenneth Galpin" Kenneth Galpin, Director and President
By: "Scott Munro" Scott Munro, Principal Financial and Accounting Officer