Form 10QSB
period 2002-04-30
MARKETU INC
filed 2002-06-14
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended April 30, 2002

[    ]   Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________________ to ________________

         Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 101, 20145 Stewart Crescent
Maple Ridge, British Columbia, Canada V2X 0T6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

                                            MarketU Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of June 12, 2002 the Company had 14,961,684 outstanding shares of Common Stock. This amount excludes 2,871,559 Series A Preferred shares and 666,667 Series B Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP. (formerly MarketU Inc.)

(Expressed in U.S. Dollars)

Nine months ended April 30, 2002

(Unaudited)

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

April 30, 2002 and July 31, 2001

----------------------------------------------------------------------------
	April 30 2002 (Unaudited)	July 31 2001
----------------------------------------------------------------------------
Assets
Current assets: Cash Accounts receivable, net of allowance of $nil (July 31 - $nil) Prepaid expenses Security deposits	$ 9,072 49,655 22,555 15,390	$ 21,463 35,780 23,004 19,062
--------------------------------------------------------------------------
	96,672	99,309
Due from related parties (Note 4)	107,749	99,137
Goodwill and intangible assets (Note 5)	616,352	616,352
Fixed assets (Note 6)	116,218	85,774
Web site development	83,254	59,770
----------------------------------------------------------------------------
	$ 1,020,245	$ 960,342
----------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities: Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 7)	$ 385,738 146,984 74,239	$ 204,478 70,929 16,499
--------------------------------------------------------------------------
	606,961	291,906

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 11,461,684; July 31, 2001 - 9,704,184)
  Series A preferred stock, par value $0.001 per
    share (Issued - 3,500,000, July 31, 2001 -
    4,500,000)
  Series B preferred stock, par value $0.001 per
    share (Issued - 666,667; July 31, 2001 -
      nil)
  Additional paid-in capital
  Deficit
  Accumulative other comprehensive income (loss):
    Cumulative exchange adjustment

	11,462 3,500 667 2,292,952 (1,892,632) (2,665)	9,704 4,500 - 1,783,469 (1,130,504) 1,267
------------------------------------------------------------------------
	413,284	668,436
----------------------------------------------------------------------------
	$ 1,020,245	$ 960,342
----------------------------------------------------------------------------

Subsequent events - Note 3 (e)

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended April 30, 2002	Three months ended April 30, 2001	Nine months ended April 30, 2002	Nine months ended April 30, 2001
----------------------------------------------------------------------------------------------------------
Revenue: Referral fees Membership dues Miscellaneous revenue	$ 160,771 66,322 8,982 236,075	$ 96,573 46,437 2,935 145,945	$ 458,665 156,180 19,512 634,357	$ 233,261 207,570 11,776 452,607
Direct costs: Commission Courier Credit card Telephone Wages and benefits Web site maintenance and Internet services	- 845 2,345 9,215 114,936 11,671 139,012	11,490 377 985 6,329 67,283 5,306 91,770	- 1,944 6,850 24,834 297,534 31,740 362,902	54,564 1,120 4,053 20,163 175,236 19,641 274,777
----------------------------------------------------------------------------------------------------------
Gross margin	97,063	54,175	271,455	177,830

General and administrative expenses:
  Advertising and promotion
  Amortization - capital costs
               - goodwill (note 2(d))
  Automobile
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Severance costs

  Stock transfer and filings
  Research and development
  Telephone
  Travel
  Website development
  Wages and benefits

	183 7,198 - - 8,925 1,836 4,301 29,284 7,230 4,379 23,390 4,509 18,389 - 2,713 51,140 2,491 13,638 23,233 168,486 371,326	314 4,962 83,007 - 714 1,909 2,684 8,100 6,915 2,797 35,966 1,221 24,714 - - - 1,696 9,681 11,244 53,054 248,978	3,131 16,929 - - 13,000 5,647 10,513 72,245 21,003 11,635 175,516 9,617 93,178 - 5,460 144,603 5,667 40,794 65,396 279,249 973,583	1,815 11,018 249,021 866 3,860 4,530 6,580 18,630 16,203 7,025 112,554 4,552 94,272 36,000 2,152 - 3,842 27,225 31,758 144,607 776,510
----------------------------------------------------------------------------------------------------------
Net loss for the period	$ (274,263)	$ (194,803)	$ (702,128)	$ (598,680)
----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and Diluted	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.05)
Weighted average common shares: Basic and Diluted	15,375,634	12,912,614	14,848,485	11,414,139
----------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Nine months ended April 30, 2002
(Unaudited)

	Common Stock Number of Shares Amount		Series (A) and (B) [1] Preferred Stock Number of Shares Amount			Additional Paid-in Capital	Accumulated Other Comprehen-sive Income (loss) - Exchange Adjustment	Accumulated Deficit	Total Shareholders' Equity
Balance, July 31, 2001	9,704,184	$ 9,704	4,500,000	(A)	$ 4,500	$ 1,783,469	$ 1,267	$(1,130,504)	$ 668,436
Common stock issued as compensation on October 15, 2001 at fair market value of $0.165 per share	7,500	8	-		-	1,230	-	-	1,238
Series B Preferred stock issued for cash on October 19, 2001, at $0.15 per share, net of cash issuance costs of $3,214. (Note 3(d)(i))	-	-	666,667	(B)	667	96,119	-	-	96,786
Deemed dividends on preferred stock (Note 3(a))	-	-	-		-	60,000	-	(60,000)	-
Conversion of Series A Preferred shares into common shares on November 28, 2001 (Note 3(d)(iii))	1,000,000	1,000	(1,000,000)	(A)	(1,000)	-	-	-	-
Subscription receivable Paid on December 17, 2001	-	-	-		-	18,164	-	-	18,164
Warrants issued for services on January 29, 2002 recorded at fair value of warrants issued	-	-	-		-	87,000	-	-	87,000
Units issued for cash on February 28, 2002 at $0.3333 per unit, net of issuance costs of $2,280 (Note 3(d)(v))	750,000	750	-		-	246,970	-	-	247,720
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -		- -	- -	(3,932) -	- (702,128)	(3,932) (702,128) (706,060)
Balance, April 30, 2002	11,461,684	$ 11,462	4,166,667		$ 4,167	$ 2,292,952	$ (2,665)	$ (1,892,632)	$ 413,284

1 Preferred stock consists of: Series A - 3,500,000 issued - $3,500; and Series B - 666,667 issued - $667.

See accompanying notes to interim consolidated financial statements

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------
	Nine months ended April 30, 2002	Nine months ended April 30, 2001
-----------------------------------------------------------------------------

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock-based compensation
    Other, including unrealized foreign exchange
  Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue

	$ (702,128) 16,929 65,396 88,238 (3,962) (13,875) 449 3,672 181,260 76,055	$ (598,680) 260,039 30,609 18,700 - 267 7,478 (7,818) 67,484 (71,843)
-----------------------------------------------------------------------------
Net cash used in operating activities	(287,966)	(293,764)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(47,373) (88,880)	(59,125) (50,342)
-----------------------------------------------------------------------------
Net cash used in investing activities	(136,253)	(109,467)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from issuances of and
     subscriptions for preferred stock
   Stock subscriptions receipts
   Advances from related parties
   Repayment of advances to related party
   Advances to shareholders
   Repayment of promissory notes

	247,720 96,786 18,164 57,740 - (8,582) -	435,143 - 20,000 10,222 (14,773) (16,315) (24,887)
-----------------------------------------------------------------------------
Net cash provided by financing activities	411,828	409,390
-----------------------------------------------------------------------------
Increase (decrease) in cash	(12,391)	6,159
Cash, beginning of period	21,463	3,034
-----------------------------------------------------------------------------
Cash, end of period	$ 9,072	$ 9,193
-----------------------------------------------------------------------------
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Purchase of AMRR.com, Inc. for common stock Deemed dividends on preferred stock	$ 11,201 $ - $ - $ 60,000	$ 2,244 $ - $ 83,274 $ -
-----------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

1.  General operations:

Most Home Corp. (the "Company" or "Most Home") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. ("Most Referred™"; formerly "Home Finders Realty"). On March 11, 2002 the shareholders of the Company approved a change in the name of the Company to Most Home Corp. Following the purchase transaction described above, the Company's primary business activity is providing a service that allows real estate professionals and the general public to find customer service oriented real estate agents in North American cities through the Company's web sites MOSTREFERRED.COM™ and related web sites.

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

The Company's future operations are dependent upon the Company's ability to secure additional financing. The Company continues to experience negative cash flows from operations and the Company has a working capital deficiency of $510,289 as of April 30, 2002. To date, operations have primarily been financed through the issuance of common and preferred stock. There can be no assurance that the Company will be able to secure additional financing or be able to secure such financings on reasonable terms.

The Company anticipates funding its working capital requirements with future revenues and through proceeds of future private placements. Several private placement agreements have been signed with total commitments in fiscal 2002 of approximately $350,000, of which $250,000 was received during the three month period ended April 30, 2002 (See Note 3(d)(v)) for additional details). Additional private placements are contemplated, but not assured, before the end of the 2002 fiscal year. If the Company is unable to raise required financings the Company will be required to curtail operations.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the nine months ended April 30, 2002 are not necessarily indicative of the results that can be expected for the year ending July 31, 2002.

MOST HOME CORP. (formerly MarketU Inc.)

Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

2.     Significant accounting policies (continued):

(d)   Goodwill and intangible assets:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires business combinations to be accounted for using the purchase method and replaces Accounting Principles Board guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 requires companies to test goodwill for impairment annually in lieu of amortization at a reporting unit level. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the Company would recognize an impairment loss by writing down the goodwill to its implied fair value. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The impact of this change in accounting principles has reduced general and administrative expenses and net loss by $249,021 for the nine months ended April 30, 2002. Net loss per common share, basic and diluted was reduced by $0.02 as a result of this change in policy.

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

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

3.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares (July 31, 2001 - 10,000,000), par value of $0.001 per share
Preferred shares (July 31, 2001 - 10,000,000), par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

On March 28, 2002 the Company amended its Articles of Incorporation to increase the number of shares of stock that it has authority to issue to 350,000,000, consisting of 100,000,000 shares of preferred stock, par value $0.001 per share, and 250,000,000 shares of common stock, par value $0.001 per share. The full text of the Certificate of Amendment to the Articles of Incorporation by which such increases were effected was attached to the Form 8-K filed on April 16, 2002. The Certificate of Amendment was approved by the Company's stockholders at its annual meeting of such stockholders held on March 11, 2002, and became effective upon its filing with the Nevada Secretary of State on March 28, 2002.

During the nine months ended April 30, 2002, the Company created both Series B and Series C preferred shares and allocated 3,500,000 of the preferred shares to Series B and 1,750,000 to Series C.

Each Series B Preferred Share is entitled to one vote and may at any time be converted into one common share of Most Home without additional payment. Any Series B Preferred Shares that have not been converted on the date which is one year from the date of issuance will automatically be converted into shares of Most Home's common stock. In the event of liquidation, dissolution or winding up of Most Home, the holders of the Series B Preferred Shares will be entitled to receive the amount paid for each share before any amounts are paid or any assets of Most Home are distributed to the holders of common shares, Series A Preferred Shares and Series C Preferred Shares.

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

Each Series C Preferred Share is entitled to one vote and may at any time be converted into two common shares of Most Home without additional payment. Any Series C Preferred Shares that have not been converted on the date which is one year from the date of issuance will automatically be converted into shares of Most Home's common stock. In the event of liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, holders of Series C Preferred Shares will be entitled, after payment has been made to the holders of Series B Preferred shares, to share pro-rata with the holders of common shares, on a share for share basis the remaining assets of the Company.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

3.   Capital stock: (continued)

After payment of the aforesaid amounts to the holders of the Series C Preferred Shares they shall not as such be entitled to share any further in the distribution of the assets of the Company.

(b)   As of April 30, 2002, the Company has outstanding stock options for the purchase of common shares as follows:
---------------------------------------------------------------------
Number of shares	Exercise Price	Expiry Date
---------------------------------------------------------------------
524,000	$0.43	August 1, 2003
715,000	$0.25	June 1, 2003
560,000	$0.25	December 10, 2003
1,799,000

The following table sets forth information concerning options granted:
----------------------------------------------------------------
Date Granted	Number of Options Granted	Weighted Average Exercise Price
----------------------------------------------------------------
Balance, July 31, 2001	1,239,000	$0.33
Expired: None Grants: December 22, 2001	- 560,000	- $0.25
Exercises: None	-	-
----------------------------------------------------------------
Balance, April 30, 2002	1,799,000	$0.31
----------------------------------------------------------------

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

3.   Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
----------------------------------------------------------------
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
----------------------------------------------------------------
Balance, July 31, 2001	2,291,893	$0.29
Impact of warrant re- pricing in period	-	$0.03
Expired: December 22, 2001 Issuances: October 19, 2001 December 22, 2001 January 29, 2002 March 21, 2002	(200,000) 333,334 200,000 300,000 375,000	($0.75) $0.25 $0.25 $0.32 $0.40
----------------------------------------------------------------
Balance, April 30, 2002	3,300,227	$0.29
----------------------------------------------------------------

During the period ended April 30, 2002, 200,000 warrants exercisable at $0.75 which had expired were re-issued to the original investor with an exercise price of $0.25 and expire on December 22, 2002.

As of April 30, 2002 the Company had outstanding warrants for the purchase of common shares as follows:
---------------------------------------------------------
Number of shares	Exercise Price	Expiry Date
---------------------------------------------------------
200,000 1,566,893 150,000 375,000 333,334 300,000 375,000 3,300,227	$0.25 $0.30 $0.25 $0.25 $0.25 $0.32 $0.40	December 22, 2002 October 19, 2002 May 29, 2003 July 13, 2003 October 19, 2002 January 28, 2007 March 21, 2005

(d)  Share Issuances:

During the nine-month period ended April 30, 2002 the following share transactions occurred:

(i)   On September 25, 2001, an investor agreed to acquire a minimum of 3,416,667 units of Most Home for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred Share and one-half of a warrant. The warrants expire one year from the date of issuance.

     The private placement has three closings. As part of the first closing the investor paid Most Home $100,000 in consideration for 666,667 Series B Preferred Shares and 333,334 warrants. Originally it was anticipated that an additional 2,750,000 Series B Preferred shares and 1,375,000 warrants would be issued for additional gross proceeds of $1,400,000. The Company has received communication from the investor that he is unable to fulfill this agreement due to insufficient liquidity.

(ii)    On October 15, 2001 the Company issued 7,500 common shares pursuant to the Company's Stock Bonus Plan for services rendered.

(iii)   On November 28, 2001, 1,000,000 Series A preferred shares were converted into common shares of the Company. No additional consideration was received by the Company from this transaction.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

3.   Capital stock: (continued)

(iv)  On January 29, 2002, the Company issued 300,000 warrants exercisable at $0.324 per share for services. The warrants expire on January 28, 2007. These warrants vested immediately. Stock compensation related to these warrants of $87,000 was recorded in the period.

(v)   On February 28, 2002, the Company signed two private placement agreements with investors for the purchase of 750,000 units; consisting of one common share and one-half warrant expiring on February 28, 2005. Each whole warrant will entitle the holder to purchase one common share at an exercise price of $0.40 per share. The total proceeds for the 750,000 units was $250,000 and was received by the Company on February 28, 2002.

(vi)  On February 22, 2002, the Company signed an option agreement with an investor to purchase from the Company 1,750,000 units at a price of $0.857 per unit for an aggregate purchase price of $1,500,000. Each unit consists of one Series C Preferred share and one-half of one non-transferable share purchase warrant. Each Series C preferred share is convertible into two common shares without additional payment to the Company. Each whole warrant will entitle the holder to purchase one common share at a price of $0.50 per share for the first year the warrant is exercisable and $0.60 per share for the second year. This option agreement expired on March 31, 2002.

(e)   Subsequent to the period ending April 30, 2002, the following capital stock transactions occurred:

(i)  On June 13, 2002 the Company issued 40,000 common shares to an officer of the Company, with a deemed value of $8,000, pursuant to its Stock Bonus Plan for services rendered.

(ii)  On June 10, 2002 628,441 Series A preferred shares were converted into common shares of the Company. No additional consideration was received by the Company from this transaction.

(f)   On March 11, 2002 the shareholders approved to amend the Company's Non-Qualified Stock Option Plan to increase the maximum number of shares of common stock authorized for issuance under the plan by 2,000,000 shares, to 3,500,000 shares and to amend the Company's Incentive Stock Option Plan to increase the maximum number of shares of common stock authorized for issuance under the plan by 2,000,000 shares, to 2,500,000 shares.

4.   Due from related parties:
----------------------------------------------------------------
	April 30, 2002 (Unaudited)	July 31, 2001
----------------------------------------------------------------
612559 B.C. Ltd. William Coughlin	$ 23,403 84,346 $ 107,749	$ 12,885 86,282 $ 99,137

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
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

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At April 30, 2002 Mr. Coughlin held common shares having a market value in excess of the amount due.

5.   Goodwill and intangible assets:
-------------------------------------------------------------------------
	April 30, 2002 (Unaudited)	July 31, 2001
-------------------------------------------------------------------------
Cost Goodwill Intangible assets	$ 996,085 37,823 1,033,908	$ 996,085 37,823 1,033,908
Accumulated amortization Goodwill Intangible assets	(415,035) (2,521) (417,556)	(415,035) (2,521) (417,556)
Net book value	$ 616,352	$ 616,352
-------------------------------------------------------------------------

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

6.  Fixed assets:
-------------------------------------------------------------------------
	April 30 2002 (Unaudited)	July 31 2001
-------------------------------------------------------------------------
Cost: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	$ 1,913 101,556 20,742 19,397 41,931 185,539	$ - 67,841 17,843 20,185 34,260 140,129
Accumulated amortization: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	(383) (28,901) (16,776) (10,559) (12,702) (69,321)	- (21,599) (15,795) (8,074) (8,887) (54,355)
-------------------------------------------------------------------------
Net book value	$ 116,218	$ 85,774
-------------------------------------------------------------------------

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2002
(Unaudited)

7.  Payable to related parties:
-------------------------------------------------------------------------
	April 30 2002 (Unaudited)	July 31 2001
-------------------------------------------------------------------------
MGA Connectors Ltd. ("MGA"), without interest or specified terms of repayment, unsecured Khachik Toomian, without interest or specific terms of repayment, unsecured	$ 39,239 35,000 $ 74,239	$ 16,499 - $ 16,499

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

Operating Review

Beginning in May 2002, the Company initiated sales of its previously announced, private label product, Client Builder for Brokers. This product builds on the technologies and services developed for Most Referred™ and provide the Company with another revenue stream. Client Builder for Brokers provides real estate brokerage operations with software based, lead development and management tools for their entire agent teams.

As previously reported, the Company has been concentrating on expanding its core referral business, initiating strategic alliances and developing new products.

The Company has experienced an upswing in its referral business as a result of increased activity in the housing market over the past few months. Due to limited capital, the Company was not able to hire the staff necessary to fully take advantage of increased enquiry levels but system enhancements provided some additional capacity.

In terms of strategic alliances, the Company has just entered into an agreement with CIBC Mortgages Inc. to increase brand exposure and business volumes. While it is too early to tell how much value the Company might realize from this new relationship, it is expected to provide additional credibility to its offerings. Additionally, the Company is pursuing relationships with industry participants who offer complimentary products to real estate brokerages in North America.

The recent completion of development on the Company's Client Builder for Brokers product has freed up its development staff to now concentrate on completing its Client Builder for Agents product that it expects to unveil in Fall 2002. The Client Builder for Agents product will provide real estate agents with a template driven website that incorporates all of the lead development, qualification and management tools available in the Client Builder for Brokers product. The need for this product derives from the fact that not all brokers are able or willing to provide tools such as Client Builder for Brokers to their agents.

As the Company has not received previously expected capital by way of private placement, the Company has moved to reduce its operating expenditures as quickly as possible. Expense reductions began in May 2002 by eliminating certain support staff positions, investor relations personnel and reducing activities which would increase professional fees. The Company is currently reviewing its operations to consider further reductions in order to achieve profitability and

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

positive cash flow from operations. Management is also working diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion.

Despite the lack of new capital, the Company has been able to sign a private label licensing agreement with a local real estate broker in April 2002, scheduled for commencement in June 2002. The agreement and specific licensing arrangement is designed to act as a prototype for additional, larger, agreements in the future. The nature of the anticipated license agreements will consist of real estate brokerage firms agreeing to utilize Most Home's proprietary web services. Sales efforts to sign additional agreements are now on-going with further local broker licensing agreements expected to be signed in the upcoming quarter.

Revenues and expenses

Referral revenues increased by 66.5% to $160,771 for the three-month period ended April 30, 2002 from referral revenues of $96,573 for the three months ended April 30, 2001 and increased by 96.6% or $225,404 for the nine months ended April 30, 2002 from $233,261 for the nine month period of fiscal 2001. This increase is due to the Company continuing to focus its resources and efforts on expanding the Company's referral services in order to meet increasing demand. Referral revenues generally lag referral efforts by approximately three to four months due to the average time period required to close real estate transactions and realize the referral fee. Referral revenues are expected to continue to grow as the Company continues to focus on expanding this service including increased business through its private label licensing arrangements.

Membership revenues increased by 42.8% to $66,322 for the three-month period ended April 30, 2002 from membership revenues of $46,437 for the three months ended April 30, 2001 and decreased by 24.8% or $51,390 for the nine months ended April 30, 2002 from $207,570 in the nine-month period of fiscal 2001. The increase for the three-months ended April 30, 2002 is due to the Company using additional resources to build its membership sales. The decrease for the current nine-month period is primarily due to increased competition in selling web sites to real estate agents and REALTORS®, which is a key element of a Most Referred™ membership. The Company is planning to hire additional staff and increase marketing spending, dependent on the receipt of additional capital funding, to boost membership sales.

Web site development costs previously included in direct costs have been reclassified to general and administrative expense to properly reflect the nature of the expense. Web site maintenance and Internet services remain in direct costs as these directly attribute to the generation of revenues.

Direct costs increased by 51.5% to $139,012 for the three-month period ended April 30, 2002 from direct costs of $91,770 for the three months ended April 30, 2001 and increased by 32.1% to $362,902 for the nine months ended April 30, 2002 from direct costs of $274,777 in the nine-month period in fiscal 2001. This increase is due to the hiring of additional staff to meet increasing referral demand.

Specific changes to direct costs include commission that decreased to $0 for the three-month period ended April 30, 2002 from commission of $11,490 for the three months ended April 30, 2001 and decreased to $0 for the nine-month period ended April 30, 2002 from $54,564 in the nine-month period in fiscal 2001.

The decrease in commissions was offset by an increase in wages by $47,653 to $114,936 in the three months ended April 30, 2002 and an increase in wages of $122,298 for the nine months ended April 30, 2002 from $175,236 in the nine-month period in the fiscal 2001. The decrease in commission and increase in wages is due to the Company reconfiguring its compensation for membership sales from commission to salary plus bonus and the hiring of additional staff.

Gross margin for the three-month period ended April 30, 2002 was $97,063 (41.1%) compared to $54,175 (37.1%) for the three months ended April 30, 2001. For the nine-month period ended April 30, 2002 the gross margin was $271,455 (42.8%) compared to $177,830 (39.3%) for the nine months ended April 30, 2001. The increased gross margin for the three month and nine month periods ended April 30, 2002 is due to increased transaction volumes and increased

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

efficiency of the Company's revenue generating systems. The Company anticipates the hiring of additional staff to meet real estate agent and customer needs, which may decrease its gross margin in future periods due to the lag time of four months on average before referral fees are received.

General and administrative expenses, exclusive of goodwill and intangibles amortization, increased during the three months ended April 30, 2002 by $205,355 or 123.7% in comparison to general and administrative expenses during the three-month period in fiscal 2001 and increased by $446,094 or 84.6% for the nine months ended April 30, 2002 compared to $527,489 for the nine-month period in fiscal 2001. This increase is primarily due to research and development, increased web site development, hiring of investor relations and marketing staff and general wage increases. Research and development costs relate to consumer home equity and financing products being developed by the Company. AMRR.com, Inc., a wholly owned subsidiary of the Company, has incurred these expenses, which consist primarily of professional and consulting fees. It is our expectation that additional funds will be expended on these research and development efforts over the next three quarters. The amounts of such future expenditures should not be inconsistent with the amounts incurred in the current quarter.

Web site development increased by $11,989 or 106.6% for the three months ended April 30, 2002 from $11,244 for the three-month period in the prior year quarter and increase by $33,638 or 105.9% for the nine months ended April 30, 2002 from $31,758 for the nine-month period in fiscal 2001. Management fees decreased by $6,325 to $18,389 for the three-months ended April 30, 2002 from $24,714 in the prior year period. This decrease was due to the changes in management compensation from management fees to direct employment contracts. No amortization of goodwill was recognized in the current period, as management has determined that there is no impairment in accordance with SFAS No. 142. Management expects expenses will increase in the fourth quarter of fiscal 2002.

Liquidity and Capital Resources

The Company had a working capital deficiency of $510,289 as of April 30, 2002 as compared to $192,597 as at July 31, 2001.

During the nine months ended April 30, 2002 the Company used cash of $287,966 in its operations. During this same period, the Company spent $136,253 on equipment and web site development to expand and upgrade its systems and web sites. Cash required by the Company during the period was generated primarily through the sale of common and preferred stock and advances from related parties.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Critical accounting policies

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments, particularly those related to the determination of the impairment of goodwill and intangible assets. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at April 30, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Goodwill and indefinite life intangible assets are not amortized and are only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill and indefinite life intangibles.

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

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

(a)   On February 15, 2002, the directors of the Company amended the Company's bylaws, removing the requirement of at least 30 days notice shall be given to stockholders entitled to vote at the meeting if the authorized capital stock of the Company is to be increased. Pursuant to Nevada Revised Statute 78.120, the board of directors have the power of make bylaws, subject to the bylaws, if any, adopted by stockholders. Pursuant to Article VII of the Company's bylaws, the Company's bylaws may be altered, amended or repealed by the Board of Directors by resolution of a majority of the Board.

On March 11, 2002 the Company designated 1,750,000 preferred shares as Series C preferred shares. Each Series C preferred share can be converted into two common shares at any time without the payment of additional consideration to the Company. Any Series C preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted. In the event of liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, holders of Series C preferred Shares will be entitled, after payment has been made to the holders of Series B preferred shares, to share pro-rata with the holders of common shares, on a share for share basis the remaining assets of the Company. After payment of the aforesaid amounts to the holders of the Series C preferred Shares they shall not as such be entitled to share any further in the distribution of the assets of the Company.

(b)   During the three months ended April 30, 2002, we issued the securities listed below:

On February 28, 2002, the Company closed a private placement for $250,000, pursuant to which the Company issued 750,000 shares of common stock plus 325,000 warrants to purchase shares of common stock at an exercise price of $0.40 per share, expiring on February 28, 2005. The units were sold to two accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on March 11, 2002, at which time the shareholders approved the following:
	For	Against
1. To set the number of directors at seven, with the directors having the ability to increase the number of directors by another one-third.	10,761,537	0

2.   To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
	For	Withheld
Glenn Davies	10,761,537	0
Kenneth Galpin	10,761,537	0
Ken Landis	10,761,537	0
Joy Tan	10,761,537	0
David Woodcock	10,761,537	0
	For	Against
3. Ratification of the appointment of KPMG as our independent auditors.	10,761,537	0
4. Amendment to our Articles of Incorporation to change our name to Most Home Corp.	10,761,537	0
5. Amendment to our Articles of Incorporation increasing our authorized shares of common stock to 250 million and preferred stock to 100 million.	10,761,537	0
6. Amendment to our Non-Qualified Stock Option Plan to increase the number of shares available under such plan to 3,500,000 shares.	10,761,537	0
7. Amendment to our Incentive Stock Option Plan to increase the number of shares available under such plan to 2,500,000 shares.	10,761,537	0

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits. None.

(b)   Reports on Form 8-K.

The Company filed one current report on Form 8-K during the quarter ended April 16, 2002. The Company disclosed that on March 28, 2002, its name was changed from MarketU Inc. to Most Home Corp. and its authorized shares was increased to 250 million common stock and preferred stock to 100 million preferred stock. The Company also attached the Certificate of Amendment to the Articles of Incorporation by which such name change and increase were effected to the Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: June 13, 2002	By: "Kenneth Galpin" Kenneth Galpin, Director and President
By: "Scott Munro" Scott Munro, Principal Financial and Accounting Officer