Form 10KSB
period 2002-07-31
MOST HOME CORP
filed 2002-11-07
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended July 31, 2002

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-29067

  Most Home Corp. (formerly MarketU Inc.)
(Name of Small Business Issuer in its charter)
Nevada (State of incorporation)	98-0173359 (IRS Employer Identification No.)
Suite 100 - 11491 Kingston St. Maple Ridge, British Columbia, Canada (Address of Principal Executive Office)	V2X 0Y6 Zip Code

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

 X            ___
YES            NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended July 31, 2002 were $971,249.

The aggregate market value of the voting stock held by non-affiliates of the Company based upon the average bid and asked prices of the Company's common stock on November 1, 2002 was approximately $3,173,285.

Documents incorporated by reference: None

As of November 1, 2002 the Company had 14,839,180 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

Most Home Corp. ("Most Home" or the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. Prior to April 28, 2000, the Company was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, Most Home Corp. acquired two Canadian subsidiaries in a series of transactions that were accounted for as a purchase of Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. (collectively "Most Referred™") by the Company.

The business of the Company is now that which is being conducted by Most Referred™ and any reference to the Company is, unless otherwise indicated, also a reference to Most Referred™.

On June 27, 2000 the Company's shareholders approved a resolution to change the name of the Company to MarketU Inc.

On July 31, 2001 Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. amalgamated. The continuing corporation is Most Referred Real Estate Agents Inc.

On March 11, 2002 the Company's shareholders approved a resolution to change the name of the Company to Most Home Corp.

The Company provides a service which allows a homebuyer or seller ("Customer") wanting to purchase or sell a property or residence in another city, to locate a Realtor® to assist in the real estate transaction. The Company's services are primarily designed for a residential Customer who is relocating to another area and needs Realtor® assistance with buying a residence in the new area and/or selling their current home. In most cases, the potential Customer is not familiar with Realtors® in the city where the Customer plans to relocate. The Company's referral services are available through the Company's MOSTREFERRED.COM™ and related websites, or by phoning a 1-800-414-5655 hotline.

The Company generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a Customer buys or sells a house through a member Realtor®. Memberships are available to licensed Realtors® who have been nominated by their peers, based on a reputation in their community for providing a high level of customer service.

The Company has divided the United States and Canada into 2,600 service areas, approximately 2,000 of which it services. Each area normally has a population base of at least 100,000 people. The Company's goal is to have three members in each area with a population base exceeding 100,000.

In order to be eligible for membership, a licensed Realtor® must apply and be selected by the nomination committee and have their nomination supported by at least three industry peers who are active in the region.

A Customer wanting to use the Company's services logs onto the Company's website and enters the name of the city where they expect to purchase or sell a property. If a Customer is interested in contacting a member Realtor®, the Customer completes an online form, which is emailed to the Company. The Company contacts the Customer and qualifies them with respect to seriousness, timeliness, and ability. Once this process has been completed and documented in the Company's lead management software, it contacts the Realtor® member in the Customer's requested area and confirms the Realtor®'s acceptance of the referral via facsimile contract. The member then signs a second agreement with the Company which provides that the Realtor® receiving the referral agrees to pay the specified fee in regards to the subject Customer.

After the referral, the Company maintains contact with the Realtor® periodically to determine if the Customer has purchased or sold a residence. This periodic contact is made until the Company confirms the purchase or sale of a residence through the member Realtor® or to confirm that a transaction will not take place. In the case of a referral from a member Realtor® to another member Realtor®, the Company maintains contact with both Realtors® on a periodic basis.

For the fiscal year ended July 31, 2002 the Company earned approximately $727,000 in referral fees from approximately 690 residential real estate closings.

In the prior fiscal year, between August 1, 2000 and July 31, 2001 the Company earned approximately $433,000 in referral fees from approximately 410 residential real estate closings.

The Company currently markets its services primarily on the Internet. The Company maintains in excess of 1,000,000 search engine listings which currently result in approximately 400,000 unique visits per month to the Company's website.

In addition to the services offered through Most Referred™, the Company is beginning to license its lead generation, qualification and management technology, to real estate brokerages on a private label basis. To date the Company has earned approximately $8,000 in licensing revenues but it expects these licensing revenues to grow significantly in fiscal 2003.

Competition. The Company competes with a number of Internet-based firms that provide real estate agents with Internet sites and leads, including Realtor.com®, HomeSeekers.com™, Advanced Access and Homes.com®. The Company maintains an advantage over these firms, however, in that they do not operate as real estate brokerages currently and cannot generate referral fee income without violating the Real Estate Settlement Procedures Act.

Government Regulation. The Company's subsidiary, Most Referred Real Estate Agents Inc., is federally registered in Canada and is a licensed real estate broker in British Columbia, Canada, which legally allows Most Referred™ to receive real estate commissions from anywhere in Canada. Although Most Referred Real Estate Agents Inc. or the Company is not licensed in the United States, the Company is of the opinion, based upon its discussions and written communications with numerous real estate commissions in Canada and the United States, that the payment of referral fees by U.S. real estate agents or Realtors® to out of state, or country, real estate agents is permitted by all applicable laws and regulations. The company is currently applying for licensing in the state of Oklahoma to comply with regulations. Although in other states the Company is required to comply with certain regulations relating to the payment of referral fees, the Company does not believe that present or future compliance with these regulations will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to comply with any future regulations which may be adopted by state or provincial authorities or that compliance with any future regulations will make it uneconomical for the Company to operate in a particular state or province. It is also apparent to the Company that such regulations would have a similar impact on the Company's competition and other real estate brokerage companies which may refer customers from state to state or from the United States of America to Canada and vice versa.

Employees. As of November 1, 2002 the Company employed 27 people on a full-time basis. Several of these employees are licensed Realtors® or have real estate experience.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Suite 100, 11491 Kingston St., Maple Ridge, B.C., Canada. The Company is leasing this 6,858 square feet of operations and executive offices, along with 1,757 square feet of common space, at a rate of $2,643 per month until August 2003, $2,846 per month until August 2004 and $3,049 per month until August 2005. The Company moved its operations to this new location on September 14, 2002.

ITEM 3. LEGAL PROCEEDINGS.

Except for the following, the Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party:

The Company's Maple Ridge offices are leased premises that are the subject of a foreclosure petition. The petition commenced in September 2002 in Supreme Court of British Columbia. The petitioner is HSBC Bank of Canada and the principal respondent is Brainium Technologies Inc., the landlord of the premises, who defaulted on its mortgage payments. HSBC Bank of Canada has received an Order for Conduct of Sale from the Supreme Court of British Columbia. Upon completion of a sale, the purchaser could either maintain or re-negotiate the existing lease with the Company or cancel the lease and evict the Company from the premises. HSBC Bank of Canada, in its sole discretion may apply to the court to receive an order absolute that has the effect of barring the Company from the premises.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of November 1, 2002, there were approximately 70 owners of record of the Company's common stock. The Company's common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "MHME". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.

Quarter Ending	High	Low
10/31/00 01/31/01 04/30/01 07/31/01 10/31/01 01/31/02 04/30/02 07/31/02	0.52 0.44 0.31 0.39 0.40 0.51 0.47 0.27	0.25 0.19 0.15 0.16 0.08 0.12 0.10 0.07

The average bid to ask price of the Company's stock on November 1, 2002 was $0.27.

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,669,000	$0.33	4,331,000
Equity compensation plans not approved by security holders (2)	5,305,227	$0.25	Nil

(1) number of securities for each plan is as follows:
Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	2,500,000	500,000	2,000,000
Non-Qualified Stock Option Plan	3,500,000	1,169,000	2,331,000

(2) 130,000 stock options were issued outside of the plans in June 2000. The 130,000 options and 5,175,227 outstanding share purchase warrants did not receive shareholders approval. The options were to former consultants and employees for services rendered. The warrants, approved by directors of the Company, were granted to subscribers of shares of the Company and to consultants of the Company for services rendered. These securities were not issued pursuant to a plan.

Recent Sales of Unregistered Securities

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

On February 28, 2002, the Company signed two private placement agreements with investors for the purchase of 750,000 units; consisting of one common share and one-half warrant expiring on March 20, 2005. Each whole warrant will entitle the holder to purchase one common share at an exercise price of $0.40 per share. The total proceeds for the 750,000 units was $250,000 and was received by the Company on February 28, 2002. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The shares of common stock and the warrants described above are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

Risk Factors

An investment in Most Home's common stock involves risks due in part to prior operating losses, the limited market for Most Home's common stock, and competition in the real estate industry.

Prospective investors should be aware that ownership of Most Home's common stock involves risks which could depress the value of their shares. Most Home does not make, nor has it authorized any other person to make, any representations about the future market value of Most Home's common stock.

The securities offered should be purchased only by persons who can afford to lose their entire investment. Prospective investors should read this entire annual report and carefully consider, among others, the following risk factors in addition to the other information in this annual report prior to making an investment.

Most Home has suffered losses in the past and may never become profitable

Most Home incurred a net loss of $867,521 for the year ended July 31, 2002, incurred a net loss of $823,572 for the year ended July 31, 2001. From the date of its formation through July 31, 2002, Most Home incurred net losses of approximately $2,058,025. Most Home expects to incur net losses for the foreseeable future and Most Home may never be profitable.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The auditor's report with respect to Most Home's financial statements for the fiscal year ended July 31, 2002 includes an explanatory paragraph on these conditions that places substantial doubt about Most Home's ability to continue as a going concern. These financial statements do not include any adjustment as a result of this uncertainty.

Most Home's services are dependent on the use of the Internet and any interruptions, delays or capacity problems experienced on the Internet or with telephone connections would adversely affect Most Home's ability to operate.

Although Most Home has instituted safeguards and redundancy for its web servers, possible technical problems could occur, including software failures that resulted in Most Home being unable to view customer information by means of its websites, and website server hardware failures that caused Most Home's websites to be unavailable to its customers for significant periods of time.

Most Home may not be able to protect its intellectual property

Most Home considers the methods it uses to survey Realtors® for potential membership in its program to be proprietary. Since these survey methods are not patented, Most Home relies primarily on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its survey methods. It is possible that others may independently develop superior survey methods or obtain access to Most Home's survey methods. Monitoring and identifying unlawful use of Most Home's technology may prove difficult, and the cost of litigation may prevent Most Home from prosecuting any unauthorized use of its technology.

Government regulation and legal uncertainties could impair the growth of the Internet and decrease demand for Most Home's services or increase its cost of doing business

Although there are currently few laws and regulations directly applicable to the Internet, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online email may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business by means of the internet. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services which could decrease the demand for Most Home's services and increase the cost of doing business, or otherwise harm Most Home's business and operating results. Moreover, the applicability of existing laws to the Internet relating to property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

The limited public market for Most Home's common stock may limit the ability of shareholders to sell their shares.

Most Home's common stock is quoted on the OTC Bulletin Board and there has been only a limited public market for Most Home's common stock. An active trading market for Most Home's stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of Most Home's common stock may decline as the result of announcements by Most Home or its competitors, variations in Most Home's results of operations, and market conditions in the real estate and Internet industries in general.

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares.

Most Home's common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealer's presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for Most Home's common stock and may limit the ability of investors in this offering to sell Most Home's common stock in the secondary market.

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 10,512,453 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report. Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

The statement of operations for the Company for the years ended July 31, 2002, 2001 and 2000 and pro forma statement of operations for July 31, 2000, giving effect to the acquisition of Most Referred™ as if it had occurred at the beginning of fiscal 2000 follows. The pro forma consolidated statement of operational data was previously filed with the Securities and Exchange Commission in Form 10-KSB for the year ended July 31, 2000. Reference should be made to that filing with respect to the basis of presentation of the pro forma financial information including the underlying assumptions and transactions to its preparation. The acquisition of AMRR has been omitted from the pro forma information as AMRR's operations were insignificant.
	Year Ended July 31, 2002	Year Ended July 31, 2001	Year ended July 31, 2000	Year ended July 31, 2000 Pro forma (Unaudited)
Revenue Membership Referral fees Other ------------------------ Cost of sales ------------------------- Gross margin	$ 230,728 727,309 13,212 ------------------ 971,249 432,974 ------------------ 538,275	$ 226,820 433,198 20,096 ------------------ 680,114 321,497 ------------------ 358,617	$ 86,100 94,563 3,397 ------------------ 184,060 59,134 ------------------ 124,926	$ 378,656 232,454 4,745 ------------------ 615,855 250,444 ------------------ 365,411
General and administrative Expenses Amortization of goodwill and intangibles ------------------------- ------------------------- Net loss Net loss per share, basic and diluted	1,398,231 7,565 ------------------ 1,405,796 ------------------ $ (867,521) $ (0.06) =========	847,640 334,549 ------------------ 1,182,189 ------------------ $ (823,572) $ (0.07) =========	237,631 83,007 ------------------ 320,638 ------------------ $ (195,712) $ (0.03) ==========	698,261 339,592 ------------------ 1,037,853 ------------------ $ (672,442) $ (0.11) =========

The Company early adopted Statement of Financial Statements ("SFAS") No. 142 with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill has been provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has been impaired. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit in the assessment of impairment of the enterprise level goodwill. A discussion of the impact on adoption of SFAS No. 142 is included below, under the heading "Year ended July 31, 2002". The impact of this change in accounting principles is as follows:
	Year Ended July 31, 2002	Year Ended July 31, 2001	Year ended July 31, 2000
Net loss as reported Add: amortization of goodwill -------------------------------- Adjusted Net loss ---------------------------------	$ (867,521) - ---------------------- $ (867,521) ===========	$ (823,572) 332,028 --------------------- $ (491,544) ==========	$ (195,712) 83,007 --------------------- $ (112,705) ==========
Adjusted net loss per common share, basis and diluted	$ (0.06)	$ (0.04)	$ (0.02)

Summarized balance sheet information as of July 31, 2002 and 2001 is as follows:
	July 31, 2002	July 31, 2001
Current Assets Total Assets Current liabilities Total liabilities Working Capital Deficit Stockholders' Equity	107,189 999,667 728,998 728,998 (621,809) 270,669	$ 99,309 960,342 291,906 291,906 (192,597) 668,436

Year Ending July 31, 2002

Revenues for the year ended July 31, 2002 were $971,249 compared to $680,114 for the previous year ended July 31, 2001. Specific changes to revenue include referral commissions which increased from $433,198 for the year ended July 31, 2001 to $727,309 for the year ended July 31, 2002. This is an increase of 67.9% over the year ended July 31, 2001. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $226,820 to $230,728, representing an increase of 1.7%. This increase is due to the company's improved website product, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. Although more resources will be allocated to increasing membership sales, the company continues to focus the majority of its resources on expanding its referral services.

Gross margin for the year ended July 31, 2002 was $538,275 (55.4%) compared to $358,617 (52.7%) for the prior year. This increase in gross margin is due to increased efficiency and improved systems to generate revenue. The costs of providing services are expected to be reduced in future periods. Although the costs of providing services are expected to be reduced in future periods, the Company anticipates hiring additional Realtors® and support staff to meet increasing demand for its services which will increase direct costs and decrease gross margin as revenues lag service efforts. Changes in the sources of revenue of the Company influence the gross margin. As a percentage of revenue, membership sales dropped by 9.6% to 23.8% ($230,728) for the year ended July 31, 2002 from 33.4% ($226,820) for the year ended July 31, 2001. As a percentage of revenue, referral fees increased to 74.9% ($727,309) for the year ended July 31, 2002 from 63.7% ($433,198) for the year ended July 31, 2001. Despite this change in revenue mix, gross margin increased even though direct costs associated with membership sales which approximate 35% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 50% of referral fees. As referral fees continue to grow relative to membership sales the overall gross margins percentage will decrease in the future. The Company is continuing to focus its efforts and resources on its referral services to meet increasing demand.

General and administrative expenses were $1,405,796 during the current year compared to $1,182,189 for the year ended July 31, 2001. The increase in expenses is due to the expansion of the Company's operations to meet the increase in demand for its services. Specific changes include wages and benefits which increased from $222,273 for the year ended July 31, 2001 to $347,789 for the year ended July 31, 2002. This increase is due to the hiring of additional technical and programming staff to support the increased websites required, increased traffic and related services. Professional fees increased from $184,482 for the year ended July 31, 2001 to $211,332 for the year ended July 31, 2002. This increase is due to an $87,000 expense for warrants issued for services. Management fees increased to $163,485 for the year ended July 31, 2002 from $141,359 for the year ended July 31, 2001. This increase is due to increased consulting expenditures on real estate matters and the September 2000 changes in management (See Item 9).

The Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill. Intangibles, consisting of trademarks, are brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight line basis. During the year ended July 31, 2002, $7,565 of amortization was recorded against intangible assets versus $334,549 in amortization for both goodwill and intangibles for the year ended July 31, 2001. The year ended July 31, 2001 included $332,028 in goodwill amortization which is not required in 2002 under SFAS 142.

Research and development expenses were $224,967 for the year ended July 31, 2002 and $0 for the prior year ended July 31, 2001. These costs relate to the Company developing a home financing product for consumers. The Company does not intend to pursue further development of the financing product and expects any further costs to be negligible for fiscal 2003.

Stock compensation for the year ended July 31, 2002 was $88,238 and $34,060 for the year ended July 31, 2001. The stock compensation was allocated as follows; $87,000 to professional fees and $1,238 was charged to General and Administrative wages and benefits for the year ended July 31, 2002.

Working capital deficiency at July 31, 2002 was $621,809 compared to $192,597 at July 31, 2001. Subsequent to the year end the Company received $250,000 in private placement funds which has reduced the working capital deficiency. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2003.

Year Ending July 31, 2001

Revenues for the year ended July 31, 2001 were $680,114 compared to $184,060 for the previous year ended July 31, 2000. Revenues of $680,114 for the year ended July 31, 2001 increased 10.4% compared to $615,855 for the pro-forma year ended July 31, 2000. Specific changes to revenue include referral commissions which increased from $232,454, on a pro forma basis, for the year ended July 31, 2000 to $433,198 for the year ended July 31, 2001. This is an increase of 86.4% over the pro forma year ended July 31, 2000. This increase is due to the increased demand for the Company's referral services and dedication of its resources towards expanding this revenue. Membership revenues, on a pro forma basis decreased from $378,656 to $226,820; representing a decrease of 40.1% over the pro forma year ended July 31, 2000. This decrease is primarily due to increased competition in selling websites to real estate agents and Realtors®, which is a key element of a Most Referred™ membership. Another factor being the Company focusing its resources primarily on its referral business in order to meet increasing demand for its services.

Gross margin for the year ended July 31, 2001 was $358,617 (52.7%) compared to $124,926 (62.9%) for the prior year. Pro forma 2000 gross margin was $339,914 (55.2%) compared to $358,617 (52.7%) in the year ended July 31, 2001. This decrease in actual gross margin percentage is largely due to personnel costs, relating to the hiring of additional Realtors® and support staff and the relative lag time of four months on average before referral commissions are received.

General and administrative expenses, excluding amortization of goodwill and intangibles, were $847,640 during the year ended July 31, 2001 compared to $237,621 for the year ended July 31, 2000. The increase in expenses is due to the acquisition of Most Referred™ as well as the expansion of the Company's operations to meet the increase in demand for its services. Specific changes include wages and benefits which increased from $19,286 for the year ended July 31, 2000 to $222,273 for the year ended July 31, 2001. This increase is due to the hiring of additional technical, programming, and administrative staff to support the increased website traffic and general business of the Company and to the acquisition of Most Referred™. Professional fees increased from $72,051 for the year ended July 31, 2000 to $184,482 for the year ended July 31, 2001. This increase is due to increased legal and accounting fees in relation to the Company's regulatory filing requirements as a public company. Management fees increased to $141,359 for the year ended July 31, 2001 from $77,172 for the year ended July 31, 2000. This increase is due to the September 2000 changes in management (See Item 9).

Stock compensation for the year ended July 31, 2001 was $34,060 and $0 for the year ended July 31, 2000. The stock compensation was allocated as follows; $21,903 was charged to General and Administrative wages and benefits and $12,157 was charged to Direct costs wages and benefits for the year ended July 31, 2001.

Working capital deficiency at July 31, 2001 was $192,597 compared to $257,198 at July 31, 2000. Subsequent to the July 31, 2001 year end, the Company received $100,000 in private placement funds which has reduced the working capital deficiency.

Critical accounting policies

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of goodwill and intangible assets. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material. Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at July 31, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Liquidity and Sources of Capital

During the year ended July 31, 2002 Most Home's operations used $282,778 in cash and the Company spent approximately $148,541 on website development and the purchase of property and equipment. Cash required by Most Home during the year was generated primarily through the sale of common and preferred stock and warrants. Subsequent to July 31, 2002, the Company sold 2,500,000 common shares along with 1,125,000 warrants for total proceeds of $250,000. The proceeds from this private placement will be used for the Company to reduce debt and liabilities, advertise its new ClientBuilder™ products and general and administrative expenses.

Notwithstanding the proceeds from the sale of the common shares, additional capital will be needed to continue to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to maintain or reduce current operations in order to meet its obligations. The auditors' report with respect to our financial statements of the fiscal year ended July 31, 2002 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

During the twelve months ending July 31, 2003, the Company's anticipated net cash flow needs are as follows:

General and administrative expenses Advertising and promotions Software development Debt and liability reduction	$250,000 75,000 75,000 600,000 --------------------- $1,000,000 ==========

On October 31, 2002 the Company signed a Web Services Package and Realty Services Agreement with Sutton Group Financial Services Ltd./Groupe Sutton De Services Financies Ltee. ("Sutton Group"). Under the agreement, Most Home will sell and provide its ClientBuilder for Brokers™ product and referral services, in a joint marketing effort, to Sutton franchisees and agents. Management believes this agreement will significantly increase the Company's sales and referral revenues in fiscal 2003.

Sutton Group is one of Canada's premiere real estate companies, recognized for its innovation and leadership. Comprised of over 7,000 real estate sales professionals in 184 offices across Canada.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires companies to test goodwill for impairment annually in lieu of amortization at a reporting unit level. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001, may early adopt SFAS No. 142 provided they have not yet issued their first quarter financial statements.

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill.

SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) establishes accounting standards for recognition and measurement of a liability for asset retirement cost. SFAS No. 143 is effective for fiscal years commencing after June 15, 2002. SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144), addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years commencing after December 15, 2001.

In July 2002, the FASB released SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability under the FASB's conceptual framework. SFAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SFAS 146 significantly reduces an entity's ability to recognize a liability for future expenses related to a restructuring. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.

The Company does no believe that the adoption of SFAS No. 143, SFAS No. 144, or SFAS No. 146 will have a material affect on the Company's financial results.

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

The change in auditors was recommended and approved by the Company's board of directors. The Company did not have an audit committee at that time.

During the two years ending July 31, 2000 and the subsequent interim period ending October 18, 2000, the Company did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or what is defined as a reportable event by the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's officers and directors are as follows:

Name	Age	Position
Kenneth Galpin David Woodcock (1) Ken Landis (1) Glenn Davies Joy Tan Scott Munro George Shahnazarian (1) Bradford Long	43 70 44 47 48 33 45 49	President and a Director Director and Chairman of the Board Director Director and V.P. Marketing V.P. Technology Treasurer and Principal Financial Officer Secretary V.P. Corporate Development

(1) Member of Audit Committee

Each director holds office until the stockholders duly elect his successor. Executive officers serve at the pleasure of the Board of Directors.

The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors.

Kenneth Galpin has been the Company's President and a director since September 2000, and is the sole director, president and CEO of Most Referred Real Estate Agents Inc. Prior to his association with the Company Mr. Galpin was president of Beacom Online Systems Inc. from February 1998 to present. Mr. Galpin was also vice president of MacDonald Capital from March 1995 to December 1996.

David Woodcock has been a director and chairman of the board of Most Home Corp. since December 2000. Since 1990 Mr. Woodcock has been the Managing Director of Harrell, Woodcock and Linkletter, an international consulting firm that assists corporations in the development and implementation of marketing plans.

Ken Landis has been a director of Most Home Corp. since December 2000. For the past five years Mr. Landis has been the owner of Landmark Truss and Lumber Inc.

Glenn Davies has been a director of Most Home Corp. since December 2000 and an officer of Most Referred Real Estate Agents Inc. since February 2001. For the past five years Mr. Davies has been the owner of Glenn Thomas Digital Consultants Ltd.

Joy Tan has been a director and officer of Most Home Corp. since March 2002 and an officer of Most Referred Real Estate Agents Inc. since January 2002. For the past five years Mr. Tan has been the owner of IT Systems Ltd. Mr. Tan became a director of the Company at its December 17, 2001 Annual General Meeting.

Scott Munro has been an officer of Most Home Corp. since April 28, 2000, and is an officer of Most Referred Real Estate Agents Inc. since September 2000. Prior to joining Most Home Corp., Mr. Munro was controller for Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. Mr. Munro was general manager of EnviroCoatings Inc. from January of 1998 to January of 1999, where he developed a business and marketing plan. Mr. Munro also managed Club Fit Inc., a chain of 8 fitness facilities, from October 1995 to March 1997. From April 1992 to September 1995, Mr. Munro was controller for Campbell Helicopters Ltd., a national helicopter company.

George Shahnazarian has been the Company's Secretary since September 2000. Prior to his association with the Company, Mr. Shahnazarian was C.F.O. and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to present.

Brad Long has been the Company's Vice President of Corporate Development since November 27, 2001. Immediately prior to his association with the Company, Mr. Long owned and operated Design Benefit Plans, an insurance and financial planning firm from July 1997 to September 2001. Mr. Long has over 25 years experience in financial planning, including holding management positions with Merrill Lynch and Thompson McKinnon Securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended July 31, 2002, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

612559 B.C. Ltd., Glenn Davies, Kenneth Galpin, Joy Tan and David Woodcock were each late in filing reports concerning nine transactions and George Shahnazarian was late in filing reports concerning 14 transactions. Khachik Toomian failed to file any required form.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 2000, July 31, 2001 and July 31, 2002.
Name and Principal Position ------------------ Kenneth Galpin, Chief Executive Officer since September 21, 2000	Fiscal Year ------ 2002 2001 2000	Salary (1) ------ $70,000 $48,000 $0	Bonus (2) ----- $0 $0 $0	Other Annual Compen- sation (3) ------ $0 $0 $0	Re- stricted Stock Awards (4) ------- 0 0 $0	Options Granted (5) ------- 0 100,000 0

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the years ending July 31, 2002, July 31, 2001 and July 31, 2000, the value of the shares of the Company's common stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

The following shows the amounts which the Company expects to pay its officers during the year ending July 31, 2003 and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.
Name	Proposed Compensation	Time to be Devoted To Company's Business
Kenneth Galpin Glenn Davies Joy Tan Scott Munro George Shahnazarian	$5,700 per month $5,700 per month $5,700 per month $3,000 per month $8,000 per month	100% 100% 100% 100% 25%

Options Granted During Fiscal Year Ending July 31, 2002

The following tables set forth information concerning the options granted, during the twelve months ended July 31, 2002, to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of July 31, 2002.

Name	Date of Grant	Options Granted (#)	% of Total Options Granted to Employees Officers & Directors	Exercise Price Per Share	Expiration Date
Bradford Long	12/10/01	500,000 (1)	89.3%	$0.25	12/10/03

(1) No options are in-the-money and deemed value is Nil.

Option Exercises and Option Values

Shares Acquired Name on Exercise	(1)	Number of Securities Underlying Unexercised Options at July 31, 2002 Value Realized (2)	Value of Unexercised In-the-Money Options at July 31, 2002 Exercisable/ Unexercisable (3)	Exercisable/ Unexercisable (4)
Scott Munro Kenneth Galpin Glenn Davies Joy Tan George Shahnazarian David Woodcock Ken Landis Bradford Long Nancy Curry	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	125,000/-- 100,000/-- 100,000/-- 100,000/-- 100,000/-- 100,000/-- 100,000/-- --/500,000 --/60,000	--/-- --/-- --/-- --/-- --/-- --/-- --/-- --/-- --/--

(1) The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of July 31, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) The exercise price of all options shown in the table was greater than the market price of the Company's common stock on July 31, 2002.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have an active defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

Standard Arrangements. David Woodcock, the chairman of the Company's Board of Directors, received cash compensation of $2,000 per month up to and including June 2002. The Company does not pay its other directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements. Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended July 31, 2002. The same level of compensation is projected for fiscal 2003.

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

In the discretion of the Board of Directors, any option granted pursuant to the Plans may include instalment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

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

During 2002, the stockholders of the company voted and approved to increase the total shares reserved under the plans from 2,500,000 shares to 6,500,000 shares.

Summary. The following sets forth certain information as of November 1, 2002 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	2,500,000	500,000	N/A	2,000,000
Non-Qualified Stock Option Plan	3,500,000	1,169,000	N/A	2,331,000
Stock Bonus Plan	500,000	N/A	177,000	323,000
Options outside of plans	N/A	130,000	N/A	N/A

In November 2001, an employee was issued 7,500 bonus shares as compensation for services.

The following tables lists all options and warrants granted by the Company as of November 1, 2002, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Kenneth Galpin	100,000	$0.25	06/01/03
George Shahnazarian	100,000 150,000	$0.25 $0.25	06/01/03 05/28/04
Joy Tan	100,000	$0.25	06/01/03
Glenn Davies	100,000	$0.25	06/01/03
Ken Landis	100,000	$0.25	06/01/03
David Woodcock	100,000	$0.25	06/01/03
Scott Munro	50,000 75,000	$0.43 $0.25	08/01/03 06/01/03
Bradford Long	500,000	$0.25	12/10/03
Company employees, former employees and consultants	344,000 625,000 300,000 40,000 60,000	$0.43 $0.15 $0.32 $0.25 $0.25	08/01/03 08/28/05 01/28/07 06/01/03 12/10/03
Other option holders	130,000	$0.43	08/01/03
Other warrant holders	4,100,227	$0.15 to $0.40	12/22/02 to 08/28/05
	--------------- 6,974,227 =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 1, 2002 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Most Home Corp., Suite 100 - 11491 Kingston Street, Maple Ridge, British Columbia, Canada V2X 0Y6.

Name and Address	Shares Owned (1)	Percentage
Kenneth Galpin	5,643,680	30.7%
Scott Munro	131,046	0.9%
George Shahnazarian	6,083,679	32.8%
Ken Landis	6,873,680 (2)(3)	36.7%
Glenn Davies	100,000	0.7%
Joy Tan	100,000	0.7%
David Woodcock Jacksonville, FL 32257	100,000	0.7%
612559 B.C. Ltd. 11476 Kingston Street Maple Ridge, British Columbia Canada V2X 0Y5	5,523,680 (2)	30.2%
KJS Ventures Ltd. Abbotsford, B.C. Canada V2T 5N9	1,125,000 (3)	7.4%
Khachik Toomian Sherman Oaks, CA 91403	4,796,400	30.3%
Bradford Long	500,000	3.3%
William G. Spears 45 Rockerfeller Center New York, NY 10111	4,875,000 (4)	29.6%
Dr. Farshad Mofthakhar Sherman Oaks, California	1,000,001	6.3%
All officers and directors as group (8 persons)	8,484,725	42.4%

(1)   Includes shares issuable prior to January 1, 2003 to the following persons upon the exercise of options or warrants or upon the exchange of the Company's Series A Preferred stock or Series B Preferred stock:
Name	Shares Issuable Upon Exercise of Options or Warrants	Exercise Price	Expiration Date of Option or Warrant	Shares Issuable Upon Exchange of Series A Preferred Stock ("A") or Series B Preferred Stock ("B")
Kenneth Galpin	100,000	$0.25	6/01/03	--
George Shahnazarian	150,000 100,000	$0.25 $0.25	5/28/04 6/01/03	-- --
Scott Munro	50,000 75,000	$0.43 $0.25	8/01/03 6/01/03	-- --
Joy Tan	100,000	$0.25	6/01/03	--
Glenn Davies	100,000	$0.25	6/01/03	--
Ken Landis	100,000	$0.25	6/01/03	--
David Woodcock	100,000	$0.25	6/01/03	--
Khachik Toomian	1,000,000	$0.30	10/18/03	--
612559 B.C. Ltd.	566,893	$0.30	10/18/03	2,871,559 (A)
KJS Ventures Ltd.	375,000	$0.25	7/12/04	--
Bradford Long	500,000	$0.25	12/10/03	--
William G. Spears	375,000 1,250,000	$0.40 $0.15	03/20/05 08/28/05	-- --
Dr. Farshad Mofthakhar	333,334	$0.25	10/18/2003	666,667 (B)

(2)  On September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of Most Home's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of Most Home Corp. The option expired on April 30, 2002. A new option was signed on July 31, 2002. Under the new option agreement 612559 B.C. Ltd. acquired the voting rights to 2,871,559 Series A preferred shares and 628,441 common shares from Mr. and Mrs. Coughlin, as well as an option to acquire the said shares at a price that ranges from $0.30 to $1.00 per share. The new option agreement expires on April 30, 2004.

     The share ownership in the table for 612559 B.C. Ltd.;

-  includes 1,456,787 common shares owned directly;

-  assumes the 2,871,559 Series A preferred shares of Most Home Corp. and Most Home's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 2,871,559 shares of Most Home's common stock;

- includes the 628,441 common shares, which 612559 B.C. Ltd. acquired voting rights to on July 31, 2002;

-  includes 566,893 shares of Most Home's common stock issuable upon exercise of outstanding warrants.

     The shareholders of 612559 B.C. Ltd. are as follows:
Name	% Ownership
Kenneth Galpin	20.1% *
George Shahnazarian	2.0%
George Shahnazarian	20.1% *
Glenn Davis	20.1% *
David Woodcock	3.35% *
Joy Tan	3.35% *
KJS Ventures Ltd.	25.0%
Non-affiliates of Most Home	6.0%
---------- 100% ======

* Share ownership is through MarketU Communications, Ltd.

The number of shares owned and the percentage ownership of Ken Galpin, George Shahnazarian and Ken Landis includes shares owned, or which may be acquired, by 612559 B.C. Ltd.

William Coughlin is the husband of Carole Coughlin.

(3)   Includes 750,000 shares and 375,000 share purchase warrants registered in the name of KJS Ventures Ltd., 75,000 shares registered in the name of Landmark Truss and Lumber Inc., and 50,000 shares registered in the name of Mid-Valley Truss, Inc. Mr. Landis controls KJS Ventures Ltd., Landmark Truss and Lumber Inc. and Mid-Valley Truss, Inc. and is therefore considered to be the beneficial owner of the shares.

(4)   Includes 375,000 shares and 187,500 share purchase warrants registered in the name of William G. Spears Profit Sharing Plan. Management of the Company understands that Mr. Spears controls the William G. Spears Profit Sharing Plan and is therefore considered to be the beneficial owner of the shares.

Management has prepared a schedule to provide a simple understanding of share ownership, which is being filed as Exhibit 99.3 to this Annual Report. The schedule does not replace the information set forth in Item 11 above, and management further advises that the schedule is only additional information for investors. We make no representation that the schedule meets the legal requirements of Item 11 of Form 10-KSB nor is the schedule to replace Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 28, 2000 the Company acquired all of the issued and outstanding shares of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively doing business as Most Referred™) in exchange for (i) 4,500,000 shares of the Company's Series A Preferred stock and (ii) 4,500,000 preferred shares in a wholly owned subsidiary of the Company which was formed for the sole purpose of facilitating the acquisition of Most Referred™.

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

During the year ended July 31, 2002, 1,628,441 of the Series A preferred shares were converted into the Company's common stock.

The following table shows the shares of the Company's common stock which Mr. Coughlin and Ms. Coughlin are entitled to receive upon conversion of the balance of the Series A preferred shares.

	Series A Preferred Shares	Preferred Shares of Subsidiary	Shares of Company's Common Stock Issuable Upon Exchange
William Coughlin	1,464,183	1,464,183	1,464,183
Carole Coughlin	1,407,376	1,407,376	1,407,376
	2,871,559	2,871,559	2,871,559

On September 21, 2000, Khachik Toomian acquired 2,000,000 shares of the Company's common stock from Christine Cerisse, a former officer and director of the Company, for $153,000 in cash.

On September 21, 2000, 612559 B.C. Ltd. acquired 250,000 shares of the Company's common stock from Christine Cerisse, a former officer and director of the Company, for $50,000 in cash.

Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of Most Home's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of Most Home Corp. The option expired on April 30, 2002. A new option was signed on July 31, 2002. Under the new option agreement 612559 B.C. Ltd. acquired the voting rights to 2,871,559 Series A preferred shares and 628,441 common shares from Mr. and Mrs. Coughlin, as well as an option to acquire the said shares at a price that ranges from $0.30 to $1.00.per share. The new option agreement expires on April 30, 2004. Kenneth Galpin, George Shahnazarian and Ken Landis are directors and officers of 612559 B.C. Ltd. As of November 1, 2002, $20,435 has been paid towards the exercise of the option.

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

Kenneth Galpin and George Shahnazarian are both directors and officers of 612559 B.C. Ltd. Mr. Galpin and Mr. Shahnazarian are also a director and officers of the Company, and Mr. Toomian is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Mr. Shahnazarian and Mr. Galpin, on behalf of 612559 have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of Most Home and any matters proposed at the shareholders meetings, to accomplish the same business ends.

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

In May 2001, Mr. Shahnazarian acquired 150,000 units from the Company for $30,000 or $0.20 per unit. Each unit consists of one share of common stock and one warrant. Each warrant is exercisable at a price of $0.25 per share at any time prior to May 28, 2004.

In May, 2001, KJS Ventures Ltd. acquired 375,000 shares of common stock of the Company for $75,000 or $0.20 per share. On May 30, 2001, KJS Ventures Ltd. acquired an additional 375,000 units of the Company for $75,000 or $0.20 per unit. Each unit consists of one share of the Company's common stock and one warrant. Every warrant will entitle the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share if exercised before July 12, 2004. Ken Landis is the controlling shareholder of KJS Ventures Ltd. and may therefore be deemed the beneficial owner of the shares owned by this company.

On September 25, 2001, an investor agreed to acquire a minimum of 3,416,667 units of Most Home for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred Share and one-half of a warrant. The warrants expire one year from the date of issuance. The private placement has three closings. As part of the first closing the investor paid Most Home $100,000 in consideration for 666,667 Series B Preferred Shares and 333,334 warrants. Originally it was anticipated that an additional 2,750,000 Series B Preferred shares and 1,375,000 warrants would be issued for additional gross proceeds of $1,400,000. The Company received communication from the investor that he is unable to fulfill this agreement due to insufficient liquidity.

Loans

In October 2000, the Company loaned $81,633 to 612559 B.C. Ltd., a private company controlled by Kenneth Galpin, George Shahnazarian and Ken Landis as part of a subscription to purchase 544,218 common shares in the Company. 612559 B.C. Ltd. delivered a promissory note to the Company in exchange. The promissory note accrues interest at the rate of 7.5% per annum, is payable on demand and is not secured.  As at November 1, 2002, the loan balance under the promissory note is $52,115.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits
Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation effective June 27, 2000 (2)
3.3	Amendment to the Articles of Incorporation dated March 11, 2002 (name change and increase in capital stock) (3)
3.4	Bylaws (1)
3.5	Amended Bylaws dated February 15, 2002 (4)
4.1	Certificate of Designation setting forth rights and preferences of Series A Preferred Stock dated April 20, 2000 (5)
4.2	Certificate of Designation setting forth rights and preferences of Series B Preferred Stock dated September 25, 2001 (6)
4.3	Certificate of Designation setting forth rights and preferences of Series C Preferred Stock dated March 11, 2002 (4)
10.1	Incentive Stock Option Plan, as amended January 15, 2002 (7)
10.2	Non-Qualified Stock Option Plan, as amended October 29, 2001 (7)
10.3	Stock Bonus Plan (7)
10.4

Web Services Package and Realty Services Agreement dated October 31, 2002, among Sutton Group Financial Services Ltd./Groupe Sutton De Services Financies Ltee., the Company and Most Referred Real Estate Agents Inc. (confidential portions of which have been omitted and filed separately with the Commission subject to an order granting confidential treatment)

21	Subsidiaries of Most Home Corp.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Schedule (Additional Information for Item 11 share ownership)

(1)    Incorporated by reference to Registration Statement on Form 10-SB dated January 20, 2000.

(2)    Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

(3)    Incorporated by reference to Current Report on Form 8-K dated April 15, 2002.

(4)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended January 31, 2002.

(5)    Incorporated by reference to Current Report on Form 8-K dated May 12, 2000.

(6)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(7)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

(b) Reports on Form 8-K

During the quarter ending July 31, 2002 the Company did not file any report on Form 8-K.

Consolidated Financial Statements of

MOST HOME CORP.

(FORMERLY MARKETU INC.)

(Expressed in U.S. Dollars)

Year ended July 31, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Most Home Corp.

We have audited the consolidated balance sheets of Most Home Corp. (formerly MarketU Inc.) as of July 31, 2002 and July 31, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Most Home Corp. (formerly MarketU Inc.) as of July 31, 2002 and July 31, 2001 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(f) to the consolidated financial statements, effective August 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets".

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Abbotsford, Canada

October 15, 2002

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

July 31, 2002 and 2001

	2002	2001
Assets		
Current assets:		
Cash	$ -	$ 21,463
Accounts receivable, net of allowance of $nil (2000 - $nil)	62,123	35,780
Prepaid expenses	30,315	23,004
Security deposits	14,751	19,062
	107,189	99,309
Due from related parties (Note 3)	112,005	99,137
Goodwill and intangible assets (Note 4)	608,787	616,352
Fixed assets (Note 5)	96,929	85,774
Website development (Note 6)	74,757	59,770
	$ 999,667	$ 960,342
Liabilities and Stockholders' Equity		
Current liabilities:		
Bank overdraft	$ 1,219	$ -
Accounts payable and accrued liabilities	500,080	204,478
Unearned revenue	152,365	70,929
Payable to related parties (Note 7)	75,334	16,499
	728,998	291,906
Stockholders' equity (Note 10):		
Common stock, par value of $0.001 per share (issued - 12,090,125; 2001 - 9,704,184)	12,090	9,704
Additional paid-in capital - common stock	1,655,129	1,028,594
Series A preferred stock, par value of $0.001 per share (issued - 2,871,559; 2001 - 4,500,000)	2,872	4,500
Additional paid-in capital - Series A preferred stock	481,704	754,875
Series B preferred stock, par value of $0.001 per share (issued - 666,667; 2001 - nil)	667	-
Additional paid-in capital - Series B preferred stock	156,119	-
Deficit	(2,058,025)	(1,130,504)
Accumulative other comprehensive income:		
Cumulative exchange adjustment	20,113	1,267
	270,669	668,436
Subsequent events (Note 12)		
Commitment (Note 14)		
	$ 999,667	$ 960,342

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

	2,002	2,001	2,000
Revenue:			
Membership dues	$ 230,728	$ 226,820	$ 86,100
Referral fees	727,309	433,198	94,563
Miscellaneous revenue	13,212	20,096	3,397
	971,249	680,114	184,060
Direct costs:			
Commissions	653	53,712	17,040
Courier	2,930	1,743	655
Credit card	9,089	5,677	1,652
Telephone	31,095	25,816	6,779
Wages and benefits	389,207	234,549	33,008
	432,974	321,497	59,134
Gross margin	538,275	358,617	124,926
General and administrative expenses:			
Advertising and promotion	5,995	4,385	2,457
Amortization - fixed assets	34,361	25,891	2,763
- goodwill and intangibles	7,565	334,549	83,007
Automobile	-	-	1,083
Bank charges and interest	14,936	4,972	1,010
Computer services	9,173	8,030	5,233
Insurance and licensing	14,195	9,643	937
Investor relations and marketing	90,199	17,658	16,261
Office rent	29,101	24,960	5,963
Office supplies	14,353	8,826	12,891
Professional fees	211,332	184,482	72,051
Maintenance and utilities	11,771	11,395	1,332
Management fees	163,485	141,359	77,172
Research and development	224,967	-	-
Severance costs	-	40,905	-
Stock transfer and filings	9,567	5,883	2,390
Telephone	9,355	7,079	734
Travel	54,913	43,657	1,229
Wages and benefits	347,789	222,273	19,286
Web site maintenance and development	152,739	86,242	14,839
	1,405,796	1,182,189	320,638
Net loss for the year	$ (867,521)	$ (823,572)	$ (195,712)
Net loss per common share, basic and diluted	$ (0.06)	$ (0.07)	$ (0.03)
Weighted average common shares outstanding, basic and	15,045,054	12,549,505	5,940,980

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

	Common stock		Common stock	Series A Preferred Stock		Series A Preferred stock	Series B Preferred stock		Series B Preferred Stock	Accu-mulated other compre-hensive income	Accumulated	
	Shares	Amount	Additional paid in capital	Shares	Amount	Additional paid in capital	Shares	Amount	Additional paid in capital		deficit	Total
Balance, July 31, 1999	4,552,200	$ 4,552	$ 82,128	-	$ -	$ -	-	$ -	$ -	$ -	$ (111,220)	$ (24,540)
Issuance of common stock for cash, December 15, 1999 at $0.25 per share	200,000	200	49,800	-	-	-	-	-	-	-	-	50,000
Issuance of common stock for cash, February 10, 2000 at $0.50 per share	50,000	50	24,950	-	-	-	-	-	-	-	-	25,000
Issuance of common stock for cash, March 10, 2000 at $0.75 per share	61,500	61	30,689	-	-	-	-	-	-	-	-	30,750
Issuance of common stock for cash, March 17, 2000 at $0.75 per share	125,667	126	94,124	-	-	-	-	-	-	-	-	94,250
Series A preferred stock issued on purchase of Most Referred (Note 2(a)(i))	-	-	-	4,500,000	4,500	754,875	-	-	-	-	-	759,375
Issuance of common stock for cash, May 5, 2000 at $0.75 per share	65,000	65	48,685	-	-	-	-	-	-	-	-	48,750
Comprehensive loss:												
Translation adjustment	-	-	-	-	-	-	-	-	-	905	-	905
Loss for the year	-	-	-	-	-	-	-	-	-	-	(195,712)	(195,712)
												(194,807)
Balance, July 31, 2000	5,054,367	$ 5,054	$ 330,376	4,500,000	$ 4,500	$ 754,875	-	$ -	$ -	$ 905.00	$ (306,932)	$ 788,778

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Statements of Stockholders' Equity and Comprehensive Loss (continued)
(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

	Common stock		Common stock	Series A Preferred Stock		Series A Preferred stock	Series B Preferred stock		Series B Preferred Stock	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount	Additional paid in capital	Shares	Amount	Additional paid in capital	Shares	Amount	Additional paid in capital			
Balance, July 31, 2000, carried forward	$ 5,054,367	$ 5,054	$ 330,376	4,500,000	$ 4,500	$ 754,875	-	$ -	$ -	$ 905	$ (306,932)	$ 788,778
Common stock issued for compensation on August 8, 2000 at fair market value of $0.25 per share	71,000	71	17,679	-	-	-	-	-	-	-	-	17,750
Common stock issued for cash on October 19, 2000 at $0.15 per share, net of issuance costs of $2,130	2,589,569	2,590	383,715	-	-	-	-	-	-	-	-	386,305
Issuance of common stock under subscription on October 19, 2000 at $0.15 per share	544,218	544	81,089	-	-	-	-	-	-	-	-	81,633
Less note receivable for subscription (Note 10(d))	-	-	(81,633)	-	-	-	-	-	-	-	-	(81,633)
Common stock issued as compensation for services November 24, 2000 at fair market value of $0.19 per share	4,000	4	756	-	-	-	-	-	-	-	-	760
Subscription receivable paid on January 31, 2001	-	-	20,000	-	-	-	-	-	-	-	-	20,000
Common stock issued for acquisition of AMRR.com, Inc. (Note 2(a)(ii))	446,530	447	83,277	-	-	-	-	-	-	-	-	83,724
Common stock issued as compensation for services on February 26, 2001 at fair market value of $0.19 per share	1,000	1	189	-	-	-	-	-	-	-	-	190
Common stock issued for cash on March 5, 2001 at $0.20 per share, net of issuance costs of $1,162	375,000	375	73,463	-	-	-	-	-	-	-	-	73,838
Balance carried forward	9,085,684	$9,086	$908,911	4,500,000	$4,500	$754,875	-	$ -	$ -	$ 905	$ (306,932)	$ 1,371,345

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Statements of Stockholders' Equity and Comprehensive Loss (continued)

(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

	Common stock		Common stock	Series A Preferred Stock		Series A Preferred stock	Series B Preferred stock		Series B Preferred Stock	Accum-ulated other compre-hensive	Accum-ulated	
	Shares	Amount	Additional paid in capital	Shares	Amount	Additional paid in capital	Shares	Amount	Additional paid in capital	income	deficit	Total
Balance brought forward	9,085,684	$ 9,086	$ 908,911	4,500,000	$ 4,500	$754,875	-	$ -	$ -	$ 905	$ (306,932)	$ 1,371,345
Common stock issued as compensation for services on May 7, 2001 at fair market value of $0.16 per share	88,500	88	14,073	-	-	-	-	-	-	-	-	14,161
Common stock issued for cash on May 22, 2001 at $0.20 per share net of issuance costs	375,000	375	74,565	-	-	-	-	-	-	-	-	74,940
Common stock issued for cash on May 29, 2001 at $0.20 per share net of issuance costs	150,000	150	29,850	-	-	-	-	-	-	-	-	30,000
Common stock issued as compensation for services on May 31, 2001 at fair market value of $0.24 per share	5,000	5	1,195	-	-	-	-	-	-	-	-	1,200
Comprehensive loss:												
Translation adjustment	-	-	-	-	-	-	-	-	-	362	-	362
Loss for the year	-	-	-	-	-	-	-	-	-	-	(823,572)	(823,572)
												(823,210)
Balance, July 31, 2001	9,704,184	$ 9,704	$1,028,594	4,500,000	$ 4,500	$754,875	-	$ -	$ -	$ 1,267	$(1,130,504)	$ 668,436
Common stock issued as compensation for services on October 15, 2001 at fair market value of $0.165 per share	7,500	8	1,230	-	-	-	-	--	-	-	-	1,238
Series B preferred stock issued for cash on October 19, 2001 at $0.15 per share net of issuance costs of $3,214	-	-	-	-	-	-	666,667	667	96,119	-	-	96,786
Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	60,000	-	(60,000)	-
Conversion of Series A preferred shares into common shares on November 28, 2001	1,000,000	1,000	167,750	(1,000,000)	(1,000)	(167,750)	-	-	-	-	-	-
Balance carried forward	10,711,684	$ 10,712	$1,197,574	3,500,000	$ 3,500	$587,125	$666,667	$ 667	$ 156,119	$ 1,267	$(1,190,504)	$ 766,460

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Statements of Stockholders' Equity and Comprehensive Loss (continued)
(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

	Common stock		Common stock Additional paid in capital	Series A Preferred Stock		Series A Preferred stock Additional paid in capital	Series B Preferred stock		Series B Preferred Stock Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount		Shares	Amount		Shares	Amount				
Balance brought forward	10,711,684	$ 10,712	$1,197,574	3,500,000	$ 3,500	$587,125	666,667	$ 667	$156,119	$ 1,267	$(1,190,504)	$ 766,460
Subscription receivable paid on December 17, 2001	-	-	18,164	-	-	-	-	-	-	-	-	18,164
Warrants issued as compensation for services on January 29, 2002 at fair market value of $0.29 per warrant issued	-	-	87,000	-	-	-	-	-	-	-	-	87,000
Common stock issued for cash on February 28, 2002 at approximately $0.33 per share net of issuance costs of $2,280	750,000	750	246,970	-	-	-	-	-	-	-	-	247,720
Conversion of Series A preferred shares into common shares on June 10, 2002	628,441	628	105,421	(628,441)	(628)	(105,421)	-	-	-	-	-	-
Comprehensive loss:												
Translation adjustment	-	-	-	-	-	-	-	-	-	18,846	-	18,846
Loss for the year	-	-	-	-	-	-	-	-	-	-	(867,521)	(867,521)
												(848,675)
Balance, July 31, 2002	12,090,125	$ 12,090	$1,655,129	2,871,559	$ 2,872	$481,704	666,667	$ 667	$156,119	$20,113	$(2,058,025)	$ 270,669

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

	2,002	2,001	2,000
Cash flows from operating activities:			
Loss for the year	(867,521)	(823,572)	(195,712)
Items not involving cash:			
Amortization	41,926	360,440	85,770
Amortization of web site development costs	88,038	44,383	8,256
Common shares and warrants issued for services	88,238	34,060	-
Changes in operating asset and liabilities:			
Accounts receivable	(26,343)	(26,404)	(2,333)
Prepaid expenses	(7,311)	6,041	4,374
Security deposits	4,311	(8,252)	(82)
Accounts payable and accrued liabilities	295,602	109,602	30,582
Unearned revenue	81,436	(66,560)	(34,440)
Other, including foreign exchange adjustments	18,846	362	905
Net cash used in operating activities	(282,778)	(369,900)	(102,680)
Cash flows from investing activities:			
Purchase of fixed assets	(45,516)	(75,964)	(171)
Web site development	(103,025)	(70,590)	(17,960)
Cash acquired on purchase of Most Referred	-	-	1,644
Notes issued to Most Referred prior to acquisition	-	-	(92,334)
Net cash used in investing activities	(148,541)	(146,554)	(108,821)
Cash flows from financing activities:			
Increase in bank overdraft	1,219	-	-
Net proceeds from issuances of and subscriptions for common and preferred stock	362,670	585,084	248,750
Advances to related party	(12,868)	(13,153)	(35,164)
Repayment of advances to related parties	23,835	1,726	-
Advances from (to) shareholders	35,000	(13,887)	9,842
Repayment of promissory notes	-	(24,887)	(8,893)
Net cash provided by financing activities	409,856	534,883	214,535
Increase (decrease) in cash	(21,463)	18,429	3,034
Cash, beginning of year	21,463	3,034	-
Cash, end of year	$ -	$ 21,463	$ 3,034
Supplementary disclosure:			
Non–cash investing and financing transactions:			
Purchase of Most Referred for stock and debt, net of cash acquired (Note 2(a)(i))	$ -	$ -	1,090,518
Purchase of AMRR.com, Inc. for stock (Note 2(a)(ii))	-	45,901	-
Notes receivable extinguished on acquisition of Most Referred	-	-	92,334
Interest paid	10,455	3,455	1,010
Income taxes paid	-	-	-

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

(FORMERLY MARKETU INC.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years ended July 31, 2002, 2001 and 2000

1. General and future operations:

Most Home Corp. (formerly MarketU Inc.) ("Most Home" or the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. To April 28, 2000, it was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, Most Home acquired two Canadian subsidiaries in a series of transactions that were accounted for as a business combination utilizing the purchase method with Most Home identified as the acquirer. The acquired Canadian subsidiaries were Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively "Most Referred").

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

On July 31, 2001 Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. were amalgamated into Most Referred Real Estate Agents Inc.

Most Referred's operations are included since April 28, 2000. AMRR's operations are included since February 14, 2001.

On April 8, 2002, MarketU Inc. changed its name to Most Home Corp.

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

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses from operations and negative cash flows from operations and at July 31, 2002 has an accumulated deficit of $2,058,025. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2003. Additional debt or equity financing of approximately $1,000,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through one or more private placements of the Company's common or preferred stock. Management has arranged one private placement, that closed on August 28, 2002 and provided a portion of the additional financing required to help sustain operations for the next twelve months (see Note 12(a)). Management continues to seek additional private placements.

2. Significant accounting policies:

(a) Basis of presentation:

(i) Acquisition of Most Referred:

On April 28, 2000, Most Home acquired all of the issued and outstanding shares of Most Referred. This transaction was completed by issuing 4,500,000 voting, convertible Series A preferred shares to the shareholders of Most Referred. Upon completion of this transaction the former shareholders of Most Referred held approximately 47.4% of the voting shares of the Company.

The steps utilized to complete this transaction were as follows:

- The Company incorporated 604587 British Columbia Ltd. ("604587"), as a wholly-owned subsidiary, to facilitate the transaction. 604587's sole purpose was to facilitate the transaction and has no operations.

- 604587 issued 4,500,000 non-voting preferred shares and MarketU issued 4,500,000 voting Series A preferred shares, to the former shareholders of Most Referred in exchange for all of the issued and outstanding common shares of Most Referred. The non-voting preferred shares have nominal value and are not entitled to equity of the Company beyond their nominal value. The non-voting shares were issued to facilitate the exchange of the voting Series A preferred shares at a future date and to allow the Canadian shareholders of Most Referred to complete the transaction on a tax-deferred basis.

The preferred shareholders of 604587 and the Company can cause, at their option, the Company to convert one preferred share in 604587 and one Series A preferred share of the Company into one common share of the Company at any time at their option. This is summarized as follows:
Series A preferred shares	Preferred shares of 604587	Shares of the Company's common stock issuable upon exchange
4,500,000	4,500,000	4,500,000

This business combination has been accounted for as a purchase of Most Referred by Most Home.

As of July 31, 2002, 1,628,441 of the Series A Preferred shares have been converted into the Company's common stock.

The effective 4,500,000 common shares issued by the Company on the acquisition have been valued based on their market trading price at the time the transaction was agreed to and announced. The consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 28, 2000, the acquisition date, which are as follows:

Assets acquired:
Cash	$ 1,644
Other current assets	50,968
Fixed assets	32,869
Other assets	102,930
188,411
Goodwill	996,085
1,184,496
Less:
Debt assumed on acquisition	(332,787)
Note receivable due from Most Referred extinguished on acquisition	(92,334)
(425,121)
Fair market value of Series A preferred shares issued upon acquisition of Most Referred	$ 759,375

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

The consideration paid has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at February 14, 2001, the acquisition date, which are as follows:

Assets acquired:
Other current assets	$ 2,555
Fixed assets	8,731
Trademark brand rights	37,823
49,109
Debt to AMRR extinguished on acquisition	34,615
Fair market value of common shares issued upon acquisition of AMRR	$ 83,724

(iii) Unaudited pro forma information:

The following table reflects unaudited pro forma information, which combines the operations of Most Referred, AMRR and the Company for the years ended July 30, 2001 and 2000, as if the acquisitions had taken place at the beginning of these years. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions.

	Year ended July 31, 2001	Year ended July 31, 2000
Revenue:
Membership	$ 226,820	$ 378,656
Referral fees	433,198	232,454
Other	20,096	4,745
	680,114	615,855
Cost of sales	407,739	275,941
Gross margin	272,375	339,914
General and administrative expenses	769,185	672,764
Amortization of goodwill and intangibles	339,592	339,592
	1,108,777	1,012,356
Pro forma net loss	$ (836,402)	$(672,442)
Pro forma net loss per share, basic and diluted	$ (0.07)	$ (0.11)

(b) Consolidation:

The consolidated financial statements include the accounts of the Company and all of its directly and indirectly owned subsidiaries since acquisition, all of which are wholly-owned.

All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. As indicated in Note 2(a)(i), the non-voting preferred shares of 604587 have a nominal value assigned in accordance with their economic rights. Accordingly, minority interest is not separately presented in the consolidated balance sheet.

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

Adjustments from the translation of the subsidiaries financial information are included in comprehensive income (loss) and as a separate component of stockholders' equity.

(e) Fixed assets:

Fixed assets are recorded at cost. Amortization has been provided using the following rates:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance
Automotive	30% declining balance

(f) Goodwill and intangible assets:

Goodwill arose on the acquisition of Most Referred and is recorded at cost. Trademarks are brand name rights related to the purchase of AMRR, are recorded at cost and amortized over 60 months on a straight line basis.

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

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The company utilizes the market value of the company to measure impairment of enterprise level goodwill. The impact of this change in accounting principle is as follows:

	Year ended July 31, 2002	Year ended July 31, 2001	Year ended July 31, 2000
Net loss as reported	$ (867,521)	$ (823,572)	$ (195,712)
Add: amortization of goodwill	-	332,028	83,007
Adjusted net loss	$ (867,521)	$ (491,544)	$ (112,705)
Adjusted net loss per common share, basic and diluted	$ (0.06)	$ (0.04)	$ (0.02)

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

(h) Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in basic net loss per share (Note 2(a)(i)). Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the years ending July 31, 2000, 2001 and 2002, basic and diluted net loss per share are the same.

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

(j) Stock-based compensation:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued.

SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

Pro forma net loss and pro forma net loss per share are disclosed in Note 10(b).

(k) Revenue recognition:

The Company earns revenues from the sale of annual non-refundable Realtor® memberships and through referral fees resulting when a person buys or sells a house through a member Realtor® referred by the Company. Membership fees are recognized over the membership period from the commencement of the membership term. Referral fees are recorded when earned and collection is reasonably assured.
  Due from related parties:
	2002	2001
612559 B.C. Ltd	$ 28,357	$ 12,885
Bill Coughlin	83,648	86,252
	$ 112,005	$ 99,137

The amount due from 612559 B.C. Ltd. ("612559") is without interest or specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the company. Four directors and two officers of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin (the "shareholder") is without interest, has no specified terms of repayment and is unsecured. The amount due from shareholder arose due to Most Referred funding certain expenditures pertaining to the shareholder prior to the purchase transaction described in Note 2(a)(i) and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and the shareholder, the amount due is to be repaid from proceeds received by the shareholder from sales of the Company's common shares on the open market. At July 31, 2002 the shareholder held common shares having a market value in excess of the amount due.

4. Goodwill and intangible assets:
	2002	2001
Cost:
Goodwill	$ 996,085	$ 996,085
Trademark brand rights	37,823	37,823
	1,033,908	1,033,908
Accumulated amortization:
Goodwill	(415,035)	(415,035)
Trademark brand rights	(10,086)	(2,521)
	(425,121)	(417,556)
Net book value	$ 608,787	$ 616,352

5. Fixed assets:

Fixed assets consist of the following:
	2002	2001

Cost:
Computer hardware	$ 101,248	$ 67,841
Computer software	41,570	17,843
Leasehold improvements	20,641	20,185
Office equipment	19,220	34,260
Automotive	1,895	-
	184,574	140,129
Accumulated amortization:
Computer hardware	(39,372)	(21,599)
Computer software	(15,164)	(15,795)
Leasehold improvements	(18,928)	(8,074)
Office equipment	(13,897)	(8,887)
Automotive	(284)	-
	(87,645)	(54,355)
Net book value	$ 96,929	$ 85,774

6. Website development:
	2002	2001
Cost	$ 244,227	$ 141,202
Accumulated amortization	(169,470)	(81,432)
Net book value	$ 74,757	$ 59,770

7. Payable to related parties:
	2002	2001
MGA Connectors Ltd. ("MGA"), without interest or specified terms of repayment, unsecured	$ 39,239	$ 16,499
Due to Khachik Toomian ("Toomian"), without interest or specified terms of repayment, unsecured	35,000	-
Due to MarketU Communication Ltd. ("MarketU"), without interest or fixed terms of repayment, unsecured	1,095	-
	$ 75,334	$ 16,499

An officer of the Company is also an officer MGA. Mr. Toomian is a major shareholder of the Company. Two directors and two officers of the Company are also directors and officers of MarketU.

8. Income taxes:

The Company has income tax loss carryforwards of approximately $1,395,000 which are available to reduce future taxable income. The benefits of the losses has not been recognized in the financial statements. The losses will expire as follows:
	Canada	U.S.	Total
2007	$ 40,000	$ -	$ 40,000
2008	156,000	-	156,000
2020	-	81,000	81,000
2021	-	312,000	312,000
2022	-	806,000	806,000
			$ 1,395,000

Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.
	2002	2001
Operating loss carryforwards	$ 517,000	$ 275,000
Unearned revenues	64,000	26,000
Capital assets and web site development	41,000	-
	622,000	301,000
Valuation allowance for deferred tax assets	(615,000)	(272,000)
Net deferred tax assets	7,000	29,000
Deferred tax liabilities:
Capital assets and web site development	-	(21,000)
Prepaid expenses	(7,000)	(8,000)
	(7,000)	(29,000)
	$ -	$ -

9. Financial instruments:

Credit risk:

The Company's financial instruments consist of cash, accounts receivable, security deposits amount due to (from) related parties, accounts payable and accrued liabilities, and bank overdraft. It is the opinion of management that the maximum credit risk equals their carrying values.

Fair value:

The carrying values of cash, accounts receivable, security deposits, accounts payable and accrued liabilities and bank overdraft, approximate fair value due to the short-term maturities of these instruments.

It is not practicable to determine the fair value of the amounts due to (from) related parties nor amounts due to related parties due to their related party nature and the absence of a secondary market for such instruments.

Foreign Exchange Risk:

The Company's Canadian subsidiary, Most Referred Real Estate Agents Inc., operates in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to this subsidiary will fluctuate with the Canadian foreign exchange rate. The Company has not entered into derivative instruments to reduce foreign exchange risk.

10. Share capital:

(a) Authorized:

250,000,000 (2001 - 50,000,000) Common shares, par value of $0.001 per share

100,000,000 (2001 - 10,000,000) Preferred shares, par value $0.001 per share, designated as follows:

4,500,000 Series A preferred shares

3,500,000 Series B preferred shares

1,750,000 Series C preferred shares

90,250,000 Unissued and undesignated

During 2002 the company increased the authorized common shares to 250,000,000 from 50,000,000 and increased the authorized preferred shares to 100,000,000 from 10,000,000.

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

During 2002, the Company created Series B preferred shares and allocated 3,500,000 of the preferred shares to Series B.

Each Series B preferred shares may be convertible at any time, without payment of additional consideration, into one common share of the Company. Any Series B preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted.

In the event of liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, the holders of the Series B preferred shares will be entitled to receive an amount equal to the paid-up capital of each such share, before any amount is paid or the assets of the Company will be distributed to the holders of common shares and Series A preferred shares. After payment of the aforesaid amounts to the holder of the Series B preferred shares they will not, as such, be entitled to share any further in the distribution of the assets of the Company.

During 2002, the Company created Series C preferred shares and allocated 1,750,000 of the preferred shares to Series C.

Each Series C preferred shares will be convertible at any time, without payment of additional consideration, into two common shares of the Company. Any Series C preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted.

In the event of liquidation, dissolution of winding up of the Company or other distribution of assts of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction or capital, no distribution will be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C preferred shares unless, prior thereto, the holders of the Series C preferred shares will have received $0.875 per share. After payment of the aforesaid amounts to the holders of the Series C preferred shares they will not, as such, be entitled to share any further in the distribution of the assets of the Company.

The rights and preferences of the unissued and undesignated Preferred shares have not been determined.

(b) Options:

The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of and for the three years ended July 31, 2002:

Date	Number of options granted	Weighted average exercise price

Balance, July 31, 1999	-	-

Issuances:
December 6, 1999	400,000	$0.25
March 6, 2000	300,000	$1.00
April 28, 2000	567,000	$0.43

Balance, July 31, 2000	1,267,000	$0.51

Issuances:
May 25, 2001	715,000	$0.25
Cancellations:
September 21, 2000	(400,000)	$0.25
September 21, 2000	(300,000)	$1.00
September 21, 2000	(40,000)	$0.43
February 26, 2001	(3,000)	$0.43

Balance, July 31, 2001	1,239,000	$0.33

Issuances:
December 10, 2001	560,000	$0.25

Balance, July 31, 2002	1,799,000	$0.30

All options are exercisable upon issuance except as noted below.

Options outstanding at July 31, 2002 are as follows:

Number of shares	Expiry date	Exercise price
524,000	August 1, 2003	$0.43
715,000	June 1, 2003	$0.25
60,000	December 10, 2003	$0.25 [1]
500,000	December 10, 2003	$0.25 [2]
1,799,000

1 These options vest on October 9, 2002.

2 350,000 options vest on December 10, 2002 and 150,000 options vest on January 10, 2003.

The following options, included in the total above, have been issued and remain unexercised as of July 31, 2002 under the "Incentive Stock Option Plan", and the "Non-qualified Stock Option Plan".

Date of grant	Expiry date	Number of options granted	Exercise price

Incentive Stock Option Plan:
December 10, 2001	December 10, 2002	350,000	$0.25
December 10, 2001	December 10, 2003	150,000	$0.25
Non-qualified Stock Option Plan:
May 20, 2000	August 1, 2003	344,000	$0.43
May 25, 2001	June 1, 2003	715,000	$0.25
December 10, 2001	December 10, 2003	60,000	$0.25

The fair value of options granted to employees in fiscal 2002 was $0.17 (2001 - $0.13; 2000 - $0.29) per share.

Pro forma loss and loss per share after consideration of fair market value of share options granted is as follows:
	Year ended July 31, 2002	Year ended July 31, 2001	Year ended July 31, 2000

Net loss as reported	$ (867,521)	$ (823,572)	$ (195,712)
Pro forma compensation for stock options	(97,712)	(91,872)	(125,310)

Pro forma loss	$ (965,233)	$ (915,444)	$ (321,022)
Pro forma loss per share, basic and diluted	$ (0.07)	$ (0.07)	$ (0.05)

(c) Warrants:

The following table sets forth information concerning warrants granted:
Date of grant	Number of warrants granted	Weighted average exercise price
Balance, July 31, 1999	-	-

Issuances:
December 15, 1999	200,000	$0.75
March 17, 2000	50,000	$0.75
March 17, 2000	61,500	$1.00
March 17, 2000	59,000	$1.00
March 17, 2000	66,667	$0.75
May 5, 2000	65,000	$1.25
May 5, 2000	65,000	$1.50
Balance, July 31, 2000	567,167	$0.95

Issuances:
October 18, 2000	1,566,893	$0.30 [1]
May 22, 2001	375,000	$0.25
May 29, 2001	150,000	$0.25

Expirations:
February 10, 2001	(50,000)	$0.75
March 10, 2001	(120,500)	$1.00
March 17, 2001	(66,667)	$0.75
May 1, 2001	(65,000)	$1.25
May 1, 2001	(65,000)	$1.50
Balance, July 31, 2001	2,291,893	$0.33

Issuances:
October 19, 2001	333,334	$0.25
December 22, 2001	200,000	$0.25
January 29, 2002	300,000	$0.32
March 20, 2002	375,000	$0.40

Expirations:
December 21, 2001	(200,000)	$0.75
Balance, July 31, 2002	3,300,227	$0.30

1 The exercise price on these warrants increased to $0.30 from $0.25 on October 18, 2001 in accordance with the original terms of the warrant agreement.

Warrants outstanding as at July 31, 2002 are as follows:
Number of shares	Expiry date	Exercise price
1,566,893	October 18, 2002[1]	$0.30
333,334	October 18, 2002[1]	$0.25
200,000	December 22, 2002	$0.25
150,000	May 28, 2003[2]	$0.25
375,000	July 12, 2003[3]	$0.25
375,000	March 20, 2005	$0.40
300,000	January 28, 2007	$0.32
3,300,227

1 Subsequent to the year end, the expiry date was extended to October 18, 2003.

2 Subsequent to the year end, the expiry date was extended to May 28, 2004.

3 Subsequent to the year end, the expiry date was extended to July 12, 2004.

(d) Note receivable for subscription:

The note receivable for subscription is without fixed terms of repayment, bears interest at 7.5% per annum and is secured by the common shares under subscription. As at July 31, 2002, $43,469 (July 31, 2001 - $61,633) remains outstanding on the note receivable.

11. Stock compensation plans:

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

All options outstanding and issued during the period are listed in Note 10(b).

12. Subsequent events:

(a) On August 22, 2002 the Company signed a subscription agreement for the sale of 2,500,000 units at a price of $0.10 per unit for an aggregate purchase price of $250,000. Each unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase one common share in the capital stock of the Company at a price of $0.15 per share. The subscription closed on August 28, 2002 and the Company received net proceeds of approximately $247,500. The warrants expire three years from the date of their issuance.

(b) In August and September 2002, the company issued a total of 249,055 common shares in settlement of accounts payable totaling $49,458. Based on the market price of the company's common shares at the date of settlement, these transactions resulted in no gain or loss on the settlement of the liabilities.

(c) In August 2002, the company issued 625,000 common share purchase warrants. Each warrant entitles the warrant holder to purchase one common share at $0.15 per share. The warrants were issued for future services and vested immediately. Compensation expense of $50,000 related to the warrants will be recorded in the three month period ended October 31, 2002 based on the following weighted average assumptions:
Life	2.5 years
Volatility	312%
Discount rate	3.5%
Dividend rate	0.00%

13. Segmented information:

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

14. Commitment:

The Company has a premises lease commitment of $26,353 in 2003 and $34,022 in 2004. Additional lease commitments for common costs are approximately $7,963 in 2003 and $12,134, in 2004.

15. Comparative figures:

Certain of the comparative figures have been reclassified to conform with the financial presentation adopted in 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: November 2, 2002	By: /s/ Kenneth Galpin Kenneth Galpin, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President and Director (Principal Executive Officer)	November 5, 2002
/s/ Scott Munro Scott Munro	Treasurer and Principal Financial Officer	November 2, 2002
/s/ David Woodcock David Woodcock	Chairman of the Board	November 5, 2002
/s/ Glenn Davies Glenn Davies	Director	November 5, 2002
____________________________ Ken Landis	Director	November ____, 2002
/s/ Joy Tan Joy Tan	Director	November 5, 2002

CERTIFICATIONS

I, KENNETH GALPIN, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Most Home Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
Date: November 6, 2002	/s/ Kenneth Galpin Kenneth Galpin President

I, SCOTT MUNRO, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Most Home Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
Date: November 6, 2002	/s/ Scott Munro Scott Munro Principal Financial Officer