Form 10QSB
period 2002-10-31
MOST HOME CORP
filed 2002-12-16
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ X ]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2002
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

MarketU Inc.
       101 - 20145 Stewart Crescent, Maple Ridge, BC V2X 0T6
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of December 10, 2002 the Company had 15,505,847 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP. (formerly MarketU Inc.)

(Expressed in U.S. Dollars)

Three months ended October 31, 2002

(Unaudited)

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

October 31, 2002 and July 31, 2002

	October 31, 2002 (Unaudited)	July 31, 2002
Assets
Current assets: Cash Accounts receivable, net of allowance of $nil (July 31 - $nil) Prepaid expenses Security deposits	$ 104,650 59,994 26,217 15,008	$ - 62,123 30,315 14,751
	205,869	107,189
Due from related parties (Note 4)	100,968	112,005
Goodwill and intangible assets (Note 5)	606,896	608,787
Fixed assets (Note 6)	108,766	96,929
Web site development	97,905	74,757
	$ 1,120,404	$ 999,667
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 7)	$ - 358,443 168,866 61,615	$ 1,219 500,080 152,365 75,334
	588,924	728,998

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 15,505,847; July 31, 2002 - 12,090,125)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2002 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Series B preferred stock, par value $0.001 per
    share (Issued - Nil; July 31, 2002 - 666,667)
  Additional paid-in capital - Series B preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	15,506 2,155,457 2,872 481,704 - - (2,141,459) 17,400	12,090 1,655,129 2,872 481,704 667 156,119 (2,058,025) 20,113
	531,480	270,669
	$ 1,120,404	$ 999,667

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2002	Three months ended October 31, 2001
Revenue: Referral fees Membership dues ClientBuilder™ revenue Miscellaneous revenue	$ 230,276 81,433 1,452 2,396 315,557	$ 164,877 40,702 - 7,982 213,561
Direct costs: Courier Credit card Telephone Wages and benefits	1,284 2,864 7,488 97,037 108,673	333 2,219 7,240 83,084 92,876
Gross margin	206,884	120,685

General and administrative expenses:
  Advertising and promotion
  Amortization - capital costs
                  - goodwill and intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	79 13,961 1,891 1,462 4,192 3,596 5,533 10,145 8,132 26,048 5,737 92,000 563 2,342 17,102 26,352 71,183 290,318	2,402 7,292 1,891 1,188 1,983 1,727 6,190 6,751 3,771 31,234 1,750 49,507 1,834 1,256 8,935 28,983 51,773 208,467
Net loss for the period	$ (83,434)	$ (87,782)
Net loss per common share, basic and diluted	$ (0.00)	$ (0.01)
Weighted average common shares, basic and diluted	17,477,251	14,292,119

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended October 31, 2002
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Balance, July 31, 2002	12,090,125	$ 12,090	$ 1,655,129	2,871,559	$ 2,872	$ 481,704	666,667	$ 667	$ 156,119	$ 20,113	$ (2,058,025)	$ 270,669
Warrants issued as compensation for services on August 28, 2002, at fair value of $0.08 per warrant issued	-	-	50,000	-	-	-	-	-	-	-	-	50,000
Common stock issued to settle debt on August 28, 2002, at approximately $0.13 per share	120,850	121	16,003	-	-	-	-	-	-	-	-	16,124
Common stock issued for cash on August 28, 2002 at $0.15 per share, net of issuance costs of $2,500	2,500,000	2,500	245,000	-	-	-	-	-	-	-	-	247,500
Common stock issued to settle debt on September 24, 2002 at $0.26 per share	128,205	128	33,206	-	-	-	-	-	-	-	-	33,334
Deemed conversion of series B preferred shares to common stock on October 19, 2002	666,667	667	156,119	-	-	-	(666,667)	(667)	(156,119)	-	-	-
Comprehensive loss: Translation adjustment	- -	- -	- -	- -	- -	- -	- -	- -	- -	(2,713) -	- (83,434)	(2,713) (83,434)
Loss for the period												(86,147)
Balance, October 31, 2002	15,505,847	$ 15,506	$ 2,155,457	2,871,559	$ 2,872	$ 481,704	-	$ -	$ -	$ 17,400	$ (2,141,459)	$ 531,480

See accompanying notes to interim consolidated financial statements

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2002		Three months ended October 31, 2001

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock-based compensation
    Warrants issued for services
    Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ (83,434) 15,852 17,678 - 50,000 2,129 4,098 (257) (92,179) 16,501 (2,713)		$ (87,782) 9,183 18,930 1,238 109 (3,702) 607 (132) 16,301 -
Net cash used in operating activities	(72,325)		(45,248)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(25,798) (40,826)		(26,010) (41,242)
Net cash used in investing activities	(66,624)		(67,252)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from issuances of and
     subscriptions for preferred stock

Repayment of bank indebtedness
   Advances from related parties
   Advances to related parties

	247,500 - (1,219) 1,037 (3,719)		- 96,786 - 14,183 (15,716)
Net cash provided by financing activities	243,599		95,253
Increase (decrease) in cash	104,650		(17,247)
Cash, beginning of period	-		21,463
Cash, end of period	$ 104,650		$ 4,216
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Deemed dividends on preferred stock Warrants issued to settle accounts payable	$ $ $ $	640 - - 49,458	$ $ $ $	843 - 60,000 -

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2002
(Unaudited)

1.  General operations:

Most Home Corp. (the "Company" or "Most Home") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. (the "acquired companies") in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. (collectively "Most Referred™"). On March 11, 2002, the shareholders of the Company approved a change in the name of the Company to Most Home Corp.

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

Operations to date have primarily been financed through the issuance of common and preferred stock. The Company suffered recurring losses from operations and negative cash flows from operations and at October 31, 2002 has an accumulated deficit of $2,141,459. The Company does not have sufficient working capital to sustain operations until October 31, 2003. Additional debt or equity financing of approximately $575,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities. Management's intention is to generate sufficient financing through one or more private placements of the Company's common or preferred stock. Management continues to seek additional private placements.

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

Three months ended October 31, 2002
(Unaudited)

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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending July 31, 2003.

(d)   Net loss per share:

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

 3.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2002
(Unaudited)

3.    Capital stock: (continued)

The following table sets forth information concerning options granted:
Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2002,and October 31, 2002	1,799,000	$0.30

All options are exercisable except as noted below:

Options outstanding at October 31, 2002 are as follows:
Number of Shares	Expiry Date	Exercise Price
524,000 715,000 60,000 500,000	August 1, 2003 June 1, 2003 December 10, 2003 December 10, 2003	$0.43 $0.25 $0.25 $0.25[1]

1 350,000 options vest on December 10, 2002 and 150,000 vest on January 10, 2003.

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2002	3,300,227	$0.30
Expired: None Issuances: August 28, 2002 August 28, 2002	- 1,250,000 625,000	- $0.15 $0.15
Balance, October 31, 2002	5,175,227	$0.24

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2002
(Unaudited)

3.   Capital stock (continued):

As of October 31, 2002 the Company had outstanding warrants for the purchase of common shares as follows:
Number of shares	Exercise Price	Expiry Date
1,566,893 333,334 200,000 150,000 375,000 375,000 300,000 1,875,000 5,175,227	$0.30 $0.25 $0.25 $0.25 $0.25 $0.40 $0.32 $0.15	October 18, 2003 October 18, 2003 December 22, 2002 May 28, 2004 July 12, 2004 March 20, 2005 January 28, 2007 August 28, 2005

(d)  Share Issuances and shares to be issued:

During the three-month period ended October 31, 2002 the following share transactions occurred:

  On August 22, 2002 the Company signed a subscription agreement for the sale of 2,500,000 units at a price of $0.10 per unit for an aggregate purchase price of $250,000. Each unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase one common share in the capital stock of the Company at a price of $0.15 per share. The subscription closed on August 28, 2002 and the Company received net proceeds of $247,500. The warrants expire three years from the date of their issuance.

  On August 28, 2002, the company issued 625,000 common share purchase warrants. Each warrant entitles the warrant holder to purchase one common share at $0.15 per share. The warrants were issued for future services and vested immediately. Compensation expense of $50,000 was recorded under management fees in the current period.

  On August 28, 2002 the Company issued 120,850 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The deemed value of the stock issued is $16,124.

  On October 19, 2002 the outstanding Series B preferred stock of the Company were deemed to have been converted into common shares pursuant to the original subscription agreement dated September 21, 2001. As of December 3, 2002, the common shares have not been issued, as the Company is waiting for the return of the Series B preferred stock certificate from the investor.

  MOST HOME CORP. (formerly MarketU Inc.)
  Notes to Interim Consolidated Financial Statements (continued)
  (Expressed in U.S. Dollars)

  Three months ended October 31, 2002
  (Unaudited)

  3.   Capital stock (continued):

  (d)  Share Issuances and shares to be issued (continued):

  On September 24, 2002 the Company issued 128,205 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The deemed value of the stock issued is $33,334.

4.   Due from related parties:
	October 31, 2002 (Unaudited)	July 31, 2002
612559 B.C. Ltd. Bill Coughlin	$ 16,080 84,888 $ 100,968	$ 28,357 83,648 $ 112,005

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

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At October 31, 2002 Mr. Coughlin held common shares having a market value in excess of the amount due.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2002
(Unaudited)

5.   Goodwill and intangible assets:
	October 31, 2002 (Unaudited)	July 31, 2002
Cost Goodwill Intangible assets	$ 996,085 37,823 1,033,908	$ 996,085 37,823 1,033,908
Accumulated amortization Goodwill Intangible assets	(415,035) (11,977) (427,012)	(415,035) (10,086) (425,121)
Net book value	$ 606,896	$ 608,787

6.  Fixed assets:
	October 31 2002 (Unaudited)	July 31 2002
Cost: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	$ 1,926 108,886 50,016 30,086 20,926 211,840	$ 1,895 101,248 41,570 20,461 19,220 184,574
Accumulated amortization: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	(453) (46,159) (19,765) (19,534) (17,163) (103,074)	(284) (39,372) (15,164) (18,928) (13,897) (87,645)
Net book value	$ 108,766	$ 96,929

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2002
(Unaudited)

7.  Payable to related parties:
October 31 2002 (Unaudited)	July 31 2002

MGA Connectors Ltd. ("MGA"), without interest
  or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

Due to Marketu Communications Ltd.
("Marketu"), without interest or fixed terms of repayment, unsecured

$ 26,615 35,000 - $ 61,615	$ 39,239 35,000 1,095 $ 75,344

An officer of the Company is also an officer of MGA.

Khachik Toomian is a shareholder of the Company, owning in excess of 10% of the issued and outstanding common shares.

Marketu is a shareholder of the Company through 612559 B.C. Ltd., which owns in excess of 10% of the issued and outstanding common shares. Two directors and two officers of the Company are also directors and officers of Marketu.

8.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

The business of the Company is twofold: that which is being conducted by Most Referred Real Estate Agents Inc., the Company's wholly-owned subsidiary and sales of its ClientBuilder for Brokers™ and ClientBuilder for Agents™ web services products.

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

Most Referred™ generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a customer buys or sells a house through a member real estate agent. Memberships are available to licensed real estate agents who have been nominated by their peers, based on a strong reputation in their community for providing a high level of customer service.

Beginning in May 2002, the Company initiated sales of its previously announced, private label, web services product, ClientBuilder for Brokers™. This product builds upon the technologies and services developed for Most Referred™ and provide the Company with another revenue stream. ClientBuilder for Brokers™ provides real estate brokerage operations with software based, lead development and management tools for their entire agent teams. While sales of the private label products in the current quarter ended October 31, 2002 have been minimal, the Company expects to earn about $50,000 in development fees in the coming quarter for the setup of ClientBuilder for Brokers™ accounts and close to $10,000 in ClientBuilder for Agents™ revenues. More significant revenues from these products are expected beginning in the third quarter of fiscal year 2003.

Operating Review

The Company continues to concentrate on expanding its core referral business, initiating strategic alliances and developing new products.

The Company has experienced steady growth in both its referral business and membership sales as a result of a strong housing market over the past several months. Through revising its processing systems the Company has been able to smooth out its ability to handle lead qualification volumes and improve efficiency.

In terms of strategic alliances, the Company is pursuing relationships with industry participants who offer complimentary products to real estate brokerages in North America.

The recent completion of development on the Company's ClientBuilder for Agents™ product has freed up its development staff to now concentrate on servicing recently signed ClientBuilder for Brokers™ accounts and enhancing its products with additional features. The ClientBuilder for Agents™ product will provide real estate agents with a template driven website that incorporates all of the lead development, qualification and management tools available in the ClientBuilder for Brokers™ product.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Operating Review (continued)

The need for this product derives from the fact that not all brokers are able or willing to provide tools such as ClientBuilder for Brokers™ to their agents. Revenues from the sale of ClientBuilder for Brokers™ are minimal at this time; however, the Company announced the signing of its first national brokerage account in Canada at the end of October 2002. The Company expects to initiate sales efforts of this product and the ClientBuilder for Agents™ product into the U.S. market in the forthcoming quarter.

Beyond the development and sale of its products, the Company has achieved close to 50% increase in current quarter revenues over last year while maintaining general operating expenses, exclusive of non-cash stock-based compensation, at near the same level as the prior years' quarter. At this point, however, the Company does not expect to make any additional significant expense reductions from its previous reductions efforts that commenced in May 2002. The focus of management time has now shifted towards building the business and increasing revenues in anticipation that current expense levels can be maintained until profitability is achieved.

Early in the current quarter, management was able to secure additional investment capital from a private investor that has allowed it to improve its working capital and fund new sales expansion. (see Liquidity and Sources of Capital)

Management continues to work diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion, although such investment is not assured.

Revenues and expenses

Revenues for the quarter ended October 31, 2002 were $315,557 compared to $213,561 for the prior year quarter ended October 31, 2001. Specific changes to revenue include referral revenues which increased by 39.7% to $230,276 for the three-month period ended October 31, 2002 from referral revenues of $164,877 for the three months ended October 31, 2001. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $40,702 to $81,433, representing an increase of 100.1%. This increase is due to the company's improved website product, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. Although more resources will be allocated to increasing membership sales, the company continues to focus the majority of its resources on expanding its referral services. The Company began selling and recorded sales of $1,452 for its ClientBuilder™ products, under licensing agreements, during the current quarter ended October 31, 2002.

Gross margin for the quarter ended October 31, 2002 was $206,884 (65.6%) compared to $120,685 (56.5%) for the comparable quarter ended October 31, 2001. This increase in gross margin is due to increased efficiency and improved systems to generate revenue. Although the costs of providing services on an individual sale by sale basis are expected to be reduced in future periods, the Company anticipates hiring additional Realtors® and support staff to meet increasing demand for its services which will increase direct costs and decrease gross margin as revenues lag service efforts. Changes in the sources of revenue of the Company influence the gross margin. As a percentage of revenue, membership sales increased by 6.7% to 25.8% ($81,433) for the quarter ended October 31, 2002 from 19.1% ($40,702) for the quarter ended October 31, 2001. As a percentage of revenue, referral fees decreased to 73.0% ($230,276) for the quarter ended October 31, 2002 from 77.2% ($164,877) for the quarter ended October 31, 2001. This change in revenue mix contributed to the gross margin increased as direct costs associated with membership sales which approximate 30% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 35% of referral fees. As referral fees continue to grow relative to membership sales the overall gross margins percentage will decrease in the future. The Company is continuing to focus its efforts and resources on its referral services to meet increasing demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

General and administrative expenses were $290,318 during the current quarter compared to $208,467 for the quarter ended October 31, 2001. The increase in expenses is due to the expansion of the Company's operations to meet the increase in demand for its services. Specific changes include wages and benefits, which increased from $51,773 for the quarter ended October 31, 2001, to $71,183 for the quarter ended October 31, 2002. This increase is due to the hiring of additional technical, programming and support staff required to service the increased website traffic and related services. Management fees increased from $49,507 for the quarter ended October 31, 2001 to $92,000 for the quarter ended October 31, 2002. This increase includes $50,000 in stock-based compensation related to warrants issued for future consulting services.

The Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill. Intangibles, consisting of trademarks, are brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight-line basis. During the three months ended October 31, 2002, $1,891 of amortization was recorded against intangible assets versus $1,891 in for the three months ended October 31, 2001.

Critical accounting policies

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of goodwill and intangible assets. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material. Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements. The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at October 31, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill and indefinite life intangible assets are not amortized and are only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill and indefinite life intangibles.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and Sources of Capital

Working capital deficiency at October 31, 2002 was $383,055 compared to $621,809 at July 31, 2002.

During the quarter ended October 31, 2002 Most Home's operations used $72,325 in cash and the Company spent approximately $66,624 on website development and the purchase of equipment. Cash required by Most Home during the quarter was generated primarily through the sale of common stock and warrants. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to maintain or reduce current operations in order to meet its obligations. The auditors' report with respect to our financial statements of the fiscal year ended July 31, 2002 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

During the twelve months ending October 31, 2003, the Company's anticipated net cash flow needs are as follows:
Advertising and promotions	75,000
Software development	100,000
Debt and liability reduction	400,000
575,000

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

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002, no amortization of goodwill was provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Recent Accounting Pronouncements (continued)

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

The Company does not believe that the adoption of SFAS No. 143, SFAS No. 144, or SFAS No. 146 will have a material affect on the Company's financial results.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company's financial outlook.

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

The Company's securities should be purchased only by persons who can afford to lose their entire investment. Prospective investors should read this entire quarterly report in conjunction with our annual report filed on form 10K-SB and carefully consider, among others, the following risk factors in addition to the other information in this report prior to making an investment.

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

Most Home may not be able to protect its intellectual property.

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

Government regulation and legal uncertainties could impair the growth of the Internet and decrease demand for Most Home's services or increase its cost of doing business.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline.

Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 9,845,786 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended October 31, 2002, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

On August 22, 2002 the Company signed a subscription agreement for the sale of 2,500,000 units at a price of $0.10 per unit for an aggregate purchase price of $250,000. Each unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase one common share in the capital stock of the Company at a price of $0.15 per share. The subscription closed on August 28, 2002 and the Company received net proceeds of approximately $247,500. The warrants expire three years from the date of their issuance. The units were sold to an accredited investor pursuant to Regulation 506 under the Securities Act of 1933, as amended.

On August 28, 2002, the company issued 625,000 common share purchase warrants. Each warrant entitles the warrant holder to purchase one common share at $0.15 per share. The warrants were issued for future services and vested immediately. Compensation expense of $50,000 was recorded under management fees in the current period. The issuance of these securities was exempt from the registration requirements of the Securities Act under Regulation 506 of Regulation D and Section 4(2).

On October 19, 2002 the outstanding Series B preferred stock of the Company were deemed to have been converted into common shares pursuant to the original subscription agreement dated September 21, 2001. As of December 3, 2002, the common shares have not been issued, as the Company is waiting for the return of the Series B preferred stock certificate from the investor. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description of Exhibit
99.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed one current report on Form 8-K during the quarter ended October 31, 2002. The Company announced that on September 17, 2002, it completed a private placement to two accredited investors.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: December 15, 2002	By: /s/ Kenneth Galpin Kenneth Galpin, Director, CEO and President
By: /s/ Scott Munro Scott Munro, Principal Financial and Accounting Officer

CERTIFICATIONS

I, KENNETH GALPIN, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Most Home Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 15, 2002	/s/ Kenneth Galpin Kenneth Galpin CEO and President

I, SCOTT MUNRO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Most Home Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 15, 2002	/s/ Scott Munro Scott Munro Principal Financial Officer