Form 10QSB
period 2003-01-31
MOST HOME CORP
filed 2003-03-24
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ X ]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2003
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

       101 - 20145 Stewart Crescent, Maple Ridge, BC V2X 0T6
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of March 20, 2003 the Company had 15,652,848 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP. (formerly MarketU Inc.)

(Expressed in U.S. Dollars)

Six months ended January 31, 2003

(Unaudited)

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

January 31, 2003 and July 31, 2002

	January 31, 2003 (Unaudited)	July 31, 2002
Assets
Current assets: Cash Accounts receivable, net of allowance of $nil (July 31 - $nil) Prepaid expenses Security deposits	$ 9,523 52,884 24,506 15,297	$ - 62,123 30,315 14,751
	102,210	107,189
Due from related parties (Note 4)	113,470	112,005
Goodwill and intangible assets (Note 5)	605,005	608,787
Fixed assets (Note 6)	117,933	96,929
Web site development	114,524	74,757
	$ 1,053,144	$ 999,667
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 7)	$ - 299,236 164,762 48,954	$ 1,219 500,080 152,365 75,334
	512,952	728,998

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 15,652,848; July 31, 2002 - 12,090,125)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2002 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Series B preferred stock, par value $0.001 per
    share (Issued - Nil; July 31, 2002 - 666,667)
  Additional paid-in capital - Series B preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	15,653 2,192,032 2,872 481,704 - - (2,175,183) 23,114	12,090 1,655,129 2,872 481,704 667 156,119 (2,058,025) 20,113
	540,192	270,669
	$ 1,053,144	$ 999,667

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended January 31, 2003	Three months ended January 31, 2002	Six months ended January 31, 2003	Six months ended January 31, 2002
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 188,450 96,354 2,847 82 287,733	$ 133,017 49,156 - 2,548 184,721	$ 418,726 177,787 4,299 2,478 603,290	$ 297,894 89,858 - 10,530 398,282
Direct costs: Courier Credit card Telephone Wages and benefits	1,298 2,910 6,815 95,004 106,027	766 2,286 8,379 99,514 110,945	2,582 5,774 14,303 192,041 214,700	1,099 4,505 15,619 182,598 203,821
Gross margin	181,706	73,776	388,590	194,461

General and administrative expenses:
  Advertising and promotion
  Amortization - capital costs
                  - goodwill and intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Research and development
Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	310 5,028 1,891 2,587 4,400 4,003 15,913 8,388 2,782 13,076 2,463 30,000 - 2,896 2,383 11,933 36,346 71,031 215,430	546 2,439 - 2,887 1,828 4,485 36,771 7,022 3,485 120,892 3,358 25,282 93,463 913 1,920 18,221 33,249 58,989 415,750	389 18,989 3,782 4,049 8,592 7,599 21,446 18,533 10,914 39,124 8,200 122,000 - 3,459 4,725 29,035 62,698 142,214 505,748	2,948 9,731 - 4,075 3,811 6,212 42,961 13,773 7,256 152,126 5,108 74,789 93,463 2,747 3,176 27,156 62,232 110,762 622,326
Net loss for the period	$ (33,724)	$ (341,974)	$ (117,158)	$ (427,865)
Net loss per common share, basic and diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.03)
Weighted average common shares, basic and diluted	18,388,591	14,878,351	17,932,921	14,585,398

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended January 31, 2003
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Balance, July 31, 2002	12,090,125	$ 12,090	$ 1,655,129	2,871,559	$ 2,872	$ 481,704	666,667	$ 667	$ 156,119	$ 20,113	$ (2,058,025)	$ 270,669
Warrants issued as compensation for services on August 28, 2002, at fair value of $0.08 per warrant issued	-	-	50,000	-	-	-	-	-	-	-	-	50,000
Common stock issued to settle debt on August 28, 2002, at approximately $0.13 per share	120,850	121	16,003	-	-	-	-	-	-	-	-	16,124
Common stock issued for cash on August 28, 2002 at $0.15 per share, net of issuance costs of $3,200	2,500,000	2,500	244,300	-	-	-	-	-	-	-	-	246,800
Common stock issued to settle debt on September 24, 2002 at $0.26 per share	128,205	128	33,206	-	-	-	-	-	-	-	-	33,334
Deemed conversion of series B preferred shares to common stock on October 19, 2002	666,667	667	156,119	-	-	-	(666,667)	(667)	(156,119)	-	-	-
Common stock issued as compensation on January 24, 2003 at $0.196 per share	12,386	12	2,410	-	-	-	-	-	-	-	-	2,422
Common stock issued to settle debt on January 24, 2003, at approximately $0.26 per share	134,615	135	34,865	-	-	-	-	-	-	-	-	35,000

See accompanying notes to interim consolidated financial statements

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended January 31, 2003
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	- -	- -	- -	3,001 -	- (117,158)	3,001 (117,158)
(114,157)
Balance, January 31, 2003	15,652,848	$ 15,653	$ 2,192,032	2,871,559	$ 2,872	$ 481,704	-	$ -	$ -	$ 23,114	$ (2,175,183)	$ 540,192

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended January 31, 2003	Three months ended January 31, 2002	Six months ended January 31, 2003	Six months ended January 31, 2002

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock-based compensation
    Stock issued to settle to settle debt
    Warrants issued for services
 Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ (33,724) 6,919 24,207 2,422 35,000 - 7,110 1,711 (289) (24,207) (4,104) 2,882	$ (341,974) 2,439 23,233 - - - (2,371) 6,397 3,757 175,891 38,682 15,917	$ (117,158) 22,771 41,885 2,422 35,000 50,000 9,239 5,809 (546) (116,386) 12,397 869	$ (427,865) 9,731 42,163 1,238 - 87,000 (2,480) 2,695 4,364 154,296 54,983 20,849
Net cash used in operating activities	(17,073)	(78,029)	(88,698)	(53,026)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(14,196) (40,826)	(1,465) (47,684)	(39,994) (81,652)	(27,475) (88,926)
Net cash used in investing activities	(55,022)	(67,252)	(121,646)	(116,401)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from issuances of and
     subscriptions for preferred stock
   Stock subscription receipts
   Increase (repayment) of bank indebtedness
   Advances from related parties
   Advances to related parties

	- - - - 2,253 (25,285)	- 96,786 18,164 8,962 26,368 (783)	246,800 - - (1,219) 3,290 (29,004)	- 96,786 18,164 8,962 40,551 (16,499)
Net cash provided by (used in) financing activities	(23,032)	149,497	219,867	147,964
Increase (decrease) in cash	(95,127)	(4,216)	9,523	(21,463)
Cash, beginning of period	104,650	4,216	-	21,463
Cash, end of period	$ 9,523	$ -	$ 9,523	$ -
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Deemed dividends on preferred stock Stock issued to settle accounts payable	$ 877 - - 35,000	$ 1,685 - - -	$ 1,517 - - 84,458	$ 2,528 - 60,000 -

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2003
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

Operations to date have primarily been financed through the issuance of common and preferred stock. The Company suffered recurring losses from operations and negative cash flows from operations and at January 31, 2003 has an accumulated deficit of $2,175,183. The Company does not have sufficient working capital to sustain operations until January 31, 2004. Additional debt or equity financing of approximately $450,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities. Management's intention is to generate sufficient financing through one or more private placements of the Company's common or preferred stock. Management continues to seek additional private placements.

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

Six months ended January 31, 2003
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the six months ended January 31, 2003 are not necessarily indicative of the results that can be expected for the year ending July 31, 2003.

(d)   Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Loss available to common shareholders is increased by dividends on preferred stock earned in the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in the weighted average number of shares used in the basic net loss per share calculation. Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the periods presented, basic and diluted net loss per share are the same.

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

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2003
(Unaudited)

3.    Capital stock: (continued)

(b) The following table sets forth information concerning options granted:
Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2002,and January 31, 2003	1,799,000	$0.30

All options are exercisable:

Options outstanding at January 31, 2003 are as follows:
Number of Shares	Expiry Date	Exercise Price
524,000 715,000 60,000 500,000	August 1, 2003 June 1, 2003 December 10, 2003 December 10, 2003	$0.43 $0.25 $0.25 $0.25

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2002	3,300,227	$0.30
Expired: None Issuances: August 28, 2002 August 28, 2002	- 1,250,000 625,000	- $0.15 $0.15
Balance, January 31, 2003	5,175,227	$0.24

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2003
(Unaudited)

3.   Capital stock (continued):

As of January 31, 2003 the Company had outstanding warrants for the purchase of common shares as follows:
Number of shares	Exercise Price	Expiry Date
1,566,893 333,334 200,000 150,000 375,000 375,000 300,000 1,875,000 5,175,227	$0.30 $0.25 $0.25 $0.25 $0.25 $0.40 $0.32 $0.15	October 18, 2003 October 18, 2003 December 22, 2002 May 28, 2004 July 12, 2004 March 20, 2005 January 28, 2007 August 28, 2005

(d)  Share Issuances and shares to be issued:

During the six-month period ended January 31, 2003 the following share transactions occurred:

(i)  On August 22, 2002 the Company signed a subscription agreement for the sale of 2,500,000 units at a price of $0.10 per unit for an aggregate purchase price of $250,000. Each unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase one common share in the capital stock of the Company at a price of $0.15 per share. The subscription closed on August 28, 2002 and the Company received net proceeds of $246,800. The warrants expire three years from the date of their issuance.

(ii)  On August 28, 2002, the company issued 625,000 common share purchase warrants. Each warrant entitles the warrant holder to purchase one common share at $0.15 per share. The warrants were issued for future services and vested immediately. Compensation expense of $50,000 was recorded under management fees in the quarter ended October 31, 2002.

(iii)  On August 28, 2002 the Company issued 120,850 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The fair value of the stock issued is $16,124 and no gain (loss) on settlement occurred.

(iv)  On October 19, 2002 the outstanding Series B preferred stock of the Company were deemed to have been converted into common shares pursuant to the original subscription agreement dated September 21, 2001. The Series B preferred shares were subsequently cancelled and common stock was issued on January 11, 2003.

(v)  On September 24, 2002 the Company issued 128,205 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The fair value of the stock issued is $33,334 and no gain (loss) on settlement occurred.

(vi)  On January 24, 2003 the Company issued 12,386 common shares to an employee for services. The deemed value of the stock issued is $2,422.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2003
(Unaudited)

3.   Capital stock (continued):

(d)  Share Issuances and shares to be issued (continued):

(vii)  On January 24, 2003 the Company issued 134,615 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The fair value of the stock issued is $35,000 and no gain (loss) on settlement occurred.

(e)  Subsequent to the six-month period ended January 31, 2003 the following share transaction occurred:

(i)  On February 26, 2003, a shareholder of the Company exercised 340,000 warrants at an exercise price of $0.15, to acquire 340,000 common shares for total proceeds of $51,000, which proceeds were received by the Company on February 24, 2003.

4.   Due from related parties:
	January 31, 2003 (Unaudited)	July 31, 2002
612559 B.C. Ltd. Bill Coughlin	$ 27,140 86,330 $ 113,470	$ 28,357 83,648 $ 112,005

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

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At January 31, 2003 Mr. Coughlin held common shares having a market value in excess of the amount due.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2003
(Unaudited)

5.   Goodwill and intangible assets:
	January 31, 2003 (Unaudited)	July 31, 2002
Cost Goodwill Intangible assets	$ 996,085 37,823 1,033,908	$ 996,085 37,823 1,033,908
Accumulated amortization Goodwill Intangible assets	(415,035) (13,868) (428,903)	(415,035) (10,086) (425,121)
Net book value	$ 605,005	$ 608,787

6.  Fixed assets:
	January 31, 2003 (Unaudited)	July 31 2002
Cost: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	$ 1,962 116,693 25,802 31,093 52,266 227,816	$ 1,895 101,248 20,461 41,570 19,220 184,574
Accumulated amortization: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	(544) (50,258) (20,370) (20,458) (18,253) (109,883)	(284) (39,372) (15,164) (18,928) (13,897) (87,645)
Net book value	$ 117,933	$ 96,929

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2003
(Unaudited)

7.  Payable to related parties:
January 31, 2003 (Unaudited)	July 31 2002

MGA Connectors Ltd. ("MGA"), without interest
  or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

Due to Marketu Communications Ltd.
("Marketu"), without interest or fixed terms of repayment, unsecured

$ 13,954 35,000 - $ 48,954	$ 39,239 35,000 1,095 $ 75,344

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

Most Referred™ provides both the consumer and the real estate agent with time and money saving services. Consumers benefit through access to the most reputable and trusted agents, property listings and a timely response to their enquiries. Agents benefit from Most Referred™'s proprietary Lead Management System ("LMS"), which includes: lead generation, qualification, management and referral capabilities. Most Referred™ is positioned for growth through the expansion of its real estate agent network and the development and delivery of innovative services to its customer base.

Most Referred™ generates revenue through referral fees and from the sale of memberships. Referral fees are earned when a customer buys or sells a house through a member real estate agent. Memberships are available to licensed real estate agents who have been nominated by their peers, based on a strong reputation in their community for providing a high level of customer service.

Beginning in May 2002, the Company initiated sales of its previously announced, private label, web services product, ClientBuilder for Brokers™. This product builds upon the technologies and services developed for Most Referred™ and provide the Company with another revenue stream. ClientBuilder for Brokers™ provides real estate brokerage operations with software based, lead development and management tools for their entire agent teams. While sales of the private label products in the current quarter ended January 31, 2003 have been minimal, the Company hopes to see about $30,000 to $50,000 in revenues from this source in the coming quarter. These sales will largely be derived from the roll-out of the private label product to our first national ClientBuilder for Brokers™ customer in Canada, the Sutton Group.

Operating Review

While the Company continues to generate meaningful revenues from its referral business, management believes that changing conditions within the real estate industry will necessitate changes to our business model over the coming year. Currently, there is a movement within the real estate industry to restrict those licensed members who do not take traditional real estate listings from earning referral fees for leads directed to another licensed member. While there is no certainty at this time that such changes will be widely adopted, we believe that they are inevitable at some point and that it is prudent to move pro-actively on this issue. Management has moved therefore to re-structure its pricing plans to allow our REALTOR® customers to continue to take advantage of the excellent services we offer outside of the referral fee model. Now, rather than receiving a referral fee from the agent on each closed transaction, these agents will pay a larger fee for the use of our web services. Under the new plans they will have the option to manage their own leads online or they can contract with us for an additional set monthly fee to also qualify all their website leads through our call center before they see them.

In essence, the Company is moving to an Application Service Provider (ASP) model that will allow it to earn larger and more predictable revenues from its customer base. Currently, that portion of the Company's revenues derived from referral fees are realised about 100 days after we have delivered the lead to the member agent and a great deal of the factors determining whether the lead turns into a successful closing are beyond our control. By moving to an ASP model the Company will be paid immediately for the services it provides regardless of whether the leads developed and qualified for the member agent result in a successful closing or not.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Operating Review (continued)

Moving to an ASP model, through our ClientBuilder service offerings, also allows the Company to more easily extend its services to a much broader customer base. Currently, the Company's Most Referred service offerings are limited to about three agents in each of the 2600 markets in North America. By contrast, the ClientBuilder service offering can be sold to every broker or agent in North America.

The proposed changes to the Company's business model also reflect its intent to derive the majority of its future revenues from its private label, ClientBuilder offerings as opposed to its Most Referred service offerings. In this regard, the Company has taken steps to bolster its ClientBuilder sale staff and to limit its expansion of sales staff for Most Referred offerings.

Beyond the development and sale of its products, the Company has achieved close to 50% increase in current quarter revenues over last year while maintaining general operating expenses, exclusive of non-cash stock-based compensation, at near the same level as the prior years' quarter. The focus of management time is towards building the business and increasing revenues in anticipation that current expense levels can be maintained until profitability is achieved.

Early in the six month period ended January 31, 2003, management was able to secure additional investment capital from a private investor that has allowed it to improve its working capital and fund new sales expansion. (see Liquidity and Sources of Capital)

Management continues to work diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion, although such investment is not assured.

Revenues and expenses

Revenues for the quarter ended January 31, 2003 were $287,733 compared to $184,721 for the prior year quarter ended January 31, 2002 and were $603,290 for the six-month period ended January 31, 2003 compared to $398,282 for the prior year period ended January 31, 2002. Specific changes to revenue include referral revenues which increased by 41.7% to $188,450 for the three-month period ended January 31, 2003 from referral revenues of $133,017 for the three months ended January 31, 2002 and increased by 40.6% to $418,726 for the six-month period ended January 31, 2003 from referral revenues of $297,894 for the six-months ended January 31, 2002. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $49,156 to $96,354 for the three-month period ended January 31, 2002 compared the three-month period ended January 31, 2003, representing an increase of 96.0%. Membership revenues increased from $89,858 to $177,787 for the six-month period ended January 31, 2002 compared the six-month period ended January 31, 2003, representing an increase of 97.9%. This increase is due to the company's improved website and lead management products, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. The Company is beginning to focus more resources on expanding the revenues from its websites and lead management products. The Company began selling and recorded revenue of $2,847 and $4,299 for the three-months and six-months ended January 31, 2003, respectively, for its ClientBuilder products, under licensing agreements.

Gross margin for the quarter ended January 31, 2003 was $181,706 (63.2%) compared to $73,776 (39.9%) for the comparable quarter ended January 31, 2002. Gross margin for the six-months ended January 31, 2003 was $388,590 (64.4%) compared to $194,461 (48.8%) for the comparable six-months ended January 31, 2002. This increase in gross margin is due to increased efficiency and improved systems to generate revenue. Changes in the sources of revenue of the Company influence the gross margin. As a percentage of revenue, membership sales increased by 6.9% to 33.5% ($96,354) for the quarter ended January 31, 2003 from 26.6% ($49,156) for the quarter ended January 31, 2002 and membership sales increased by 6.9% to 29.5% ($177,787) for the six-months ended January 31, 2003 from 22.6% ($89,858) for the six-months ended January 31, 2002. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

As a percentage of revenue, referral fees decreased to 65.5% ($188,450) for the quarter ended January 31, 2003 from 72.0% ($133,017) for the quarter ended January 31, 2002 and referral fees decreased to 69.4% ($418,726) for the six-months ended January 31, 2003 from 74.8% ($297,894) for the six-months ended January 31, 2002. This change in revenue mix contributed to the gross margin increased as direct costs associated with membership sales which approximate 30% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 35% of referral fees. As referral fees continue to decrease relative to membership sales the overall gross margins percentage will increase in the future. The Company is allocating resources to focus on selling its website and lead management software.

General and administrative expenses were $215,430 during the current quarter compared to $415,750 for the quarter ended January 31, 2002 and $505,748 during the current six-month period compared to $622,326 for the six-months ended January 31, 2002. The decrease in expenses is due to management's cost reduction efforts initiated in late fiscal 2002, reduced professional fees for Company securities filings as fewer filings were required and the Company ceasing its research and development efforts of a specific product not impacting current revenue sources. Specific changes include professional fees which decreased to $13,076 for the current quarter from $120,892 for the quarter ended January 31, 2002 and decrease to $39,124 for the current six-months from $152,126 for the six-months ended January 31, 2002 primarily for the reasons described above. Research and development for the current quarter and six-month period was $0 compared to $93,463 for the quarter and six-month period ended January 31, 2002. Wages and benefits increased from $58,989 for the quarter ended January 31, 2002, to $71,031 for the quarter ended January 31, 2003 and increased from $110,762 for the six-months ended January 31, 2002, to $142,214 for the six-months ended January 31, 2003. This increase is due to the hiring of technical, programming and development, and support staff required to service the increased website traffic and related services. Management fees increased from $25,282 for the quarter ended January 31, 2002 to $30,000 for the quarter ended January 31, 2003 and increased from $74,789 for the six-months ended January 31, 2002 to $122,000 for the six-months ended January 31, 2003. The increase in the six-month period ended January 31, 2003 includes $50,000 in stock-based compensation related to warrants issued for consulting services.

During the six month period ended January 31, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill. Intangibles, consisting of trademarks and brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight-line basis. During the three months ended January 31, 2003, $1,891 of amortization was recorded against intangible assets versus $1,891 in for the three months ended January 31, 2002 and $3,782 of amortization was recorded against intangible assets for the six-months ended January 31, 2003 compared to $3,782 for the six-months ended January 31, 2002.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Critical accounting policies (continued)

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at January 31, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill and indefinite life intangibles.

Liquidity and Sources of Capital

Working capital deficiency at January 31, 2003 was $410,742 compared to $621,809 at July 31, 2002.

During the quarter ended January 31, 2003 Most Home's operations used $17,073 in cash and the Company spent $55,022 on website development and the purchase of equipment. During the six-months ended January 31, 2003 the Company's operations used $88,698 in cash and spent $121,646 on website development and the purchase of equipment. Cash required by Most Home during the current quarter and six-months ended January 31, 2003 was generated primarily through the proceeds of sale of Most Home's common stock. The Company is attempting to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

During the twelve months ending January 31, 2004 the Company's anticipated net cash flow needs are as follows:
Advertising and promotions	75,000
Software development	75,000
Debt and liability reduction	400,000
550,000

On January 31, 2002 the Company signed a Web Services Package and Realty Services Agreement with Sutton Group Financial Services Ltd./Groupe Sutton De Services Financies Ltee. ("Sutton Group"). Under the agreement, Most Home will sell and provide its ClientBuilder for Brokers™ product and referral services, in a joint marketing effort, to Sutton franchisees and agents. Management believes this agreement will significantly increase the Company's sales and referral revenues in fiscal 2003. Sutton Group is one of Canada's premiere real estate companies, recognized for its innovation and leadership, comprised of over 7,000 real estate sales professionals in 184 offices across Canada.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires companies to test goodwill for impairment annually in lieu of amortization at a reporting unit level. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001 although earlier adoption was available.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Recent Accounting Pronouncements (continued)

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2002 or year to date fiscal 2003, no amortization of goodwill was provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill.

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

The adoption of SFAS No. 143, SFAS No. 144 and SFAS No. 146 has had no impact on the Company's reported financial position or financial results for the period ended January 31, 2003.

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

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The auditors' report with respect to Most Home's financial statements for the fiscal year ended July 31, 2002 filed with the Annual Report on Form 10-KSB includes an explanatory paragraph on these conditions that places substantial doubt about Most Home's ability to continue as a going concern. These financial statements do not include any adjustment as a result of this uncertainty.

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

The Company's Maple Ridge offices are leased premises that are the subject of a foreclosure petition. The petition commenced in September 2002 in Supreme Court of British Columbia. The petitioner is HSBC Bank of Canada and the principal respondent is Brainium Technologies Inc., the landlord of the premises, who defaulted on its mortgage payments. HSBC Bank of Canada has received an Order for Conduct of Sale from the Supreme Court of British Columbia. Upon completion of a sale, the purchaser could either maintain or re-negotiate the existing lease with the Company or cancel the lease and evict the Company from the premises. HSBC Bank of Canada, in its sole discretion may apply to the court to receive an order absolute that has the effect of barring the Company from the premises. As of December 2002, the Company has been remitting its lease payments directly to HSBC Bank of Canada.

Item 2.  Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended January 31, 2003, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

On August 22, 2002 the Company signed a subscription agreement for the sale of 2,500,000 units at a price of $0.10 per unit for an aggregate purchase price of $250,000. Each unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase one common share in the capital stock of the Company at a price of $0.15 per share. The subscription closed on August 28, 2002 and the Company received net proceeds of approximately $246,800. The warrants expire three years from the date of their issuance. The units were sold to an accredited investor pursuant to Regulation 506 under the Securities Act of 1933, as amended.

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

On October 19, 2002 the outstanding Series B preferred stock of the Company were deemed to have been converted into common shares pursuant to the original subscription agreement dated September 21, 2001. The Series B preferred shares were subsequently cancelled and common stock was issued on January 11, 2003. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

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

(b)   Reports on Form 8-K

The Company filed two current reports on Form 8-K during the six-month period ended January 31, 2003.

-   On October 21, 2002, the Company filed a current report on Form 8-K announcing that on September 17, 2002, it completed a private placement to two accredited investors.

-   On December 11, 2002, the Company filed a current report on Form 8-K relating to a press release announcing its fiscal 2003 Q1 results.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: March 24, 2003	By: /s/ Kenneth Galpin Kenneth Galpin, Director, CEO and President
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
Date: March 24, 2003	/s/ Kenneth Galpin Kenneth Galpin CEO and President

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
Date: March 24, 2003	/s/ Scott Munro Scott Munro Principal Financial Officer