Form 10QSB/A
period 2003-01-31
MOST HOME CORP
filed 2003-04-23
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
(Amendment No. 1)

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

Pursuant to this Form 10-Q/A, the registrant amends "Item 4.  Submission of Matters to a Vote of Security Holders" of Part II - Other Information of its Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2003 to correct a clerical error in reporting the Annual Meeting held on December 6, 2002. This amendment has no impact on the financial statements of the registrant for the quarterly period ended January 31, 2003. Besides the disclosure of Annual Meeting, no other changes have been made to the Form 10-QSB for the quarterly period ended January 31, 2003.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on December 6, 2002, at which time the shareholders approved the following:

1.   To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
	For	Withheld
Glenn Davies	13,718,631	0
Kenneth Galpin	13,718,631	0
Ken Landis	13,718,631	0
Joy Tan	13,718,631	0
David Woodcock	13,718,631	0
	For	Against
2. Ratification of the appointment of KPMG as our independent auditors.	13,718,631	0

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: April 22, 2003	By: /s/ Kenneth Galpin Kenneth Galpin, Director, CEO and President
By: /s/ Scott Munro Scott Munro, Principal Financial and Accounting Officer