Form 10QSB
period 2003-04-30
MOST HOME CORP
filed 2003-06-23
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10Q-SB

[ X ]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2003
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of June 19, 2003 the Company had 15,992,848 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP. (formerly MarketU Inc.)

(Expressed in U.S. Dollars)

Nine months ended April 30, 2003

(Unaudited)

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

April 30, 2003 and July 31, 2002

	April 30, 2003 (Unaudited)	July 31, 2002
Assets
Current assets: Cash Accounts receivable, net of allowance of $nil (July 31 - $nil) Prepaid expenses Security deposits	$ 2,090 62,333 30,188 16,324	$ - 62,123 30,315 14,751
	110,935	107,189
Due from related parties (Note 5)	114,066	112,005
Goodwill and intangible assets (Note 6)	603,114	608,787
Fixed assets (Note 7)	123,853	96,929
Web site development	118,579	74,757
	$ 1,070,547	$ 999,667
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 8)	$ - 379,189 204,037 54,471	$ 1,219 500,080 152,365 75,334
	637,697	728,998

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 15,992,848; July 31, 2002 - 12,090,125)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2002 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Series B preferred stock, par value $0.001 per
    share (Issued - Nil; July 31, 2002 - 666,667)
  Additional paid-in capital - Series B preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	15,993 2,242,692 2,872 481,704 - - (2,291,895) (18,516)	12,090 1,655,129 2,872 481,704 667 156,119 (2,058,025) 20,113
	432,850	270,669
	$ 1,070,547	$ 999,667

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended April 30, 2003	Three months ended April 30, 2002	Nine months ended April 30, 2003	Nine months ended April 30, 2002
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 191,181 100,179 13,537 6,005 310,902	$ 160,771 66,322 - 8,982 236,075	$ 609,907 265,966 17,836 8,843 902,192	$ 458,665 156,180 - 19,512 634,357
Direct costs: Courier Credit card Telephone Wages and benefits	1,249 1,961 4,601 119,667 127,478	845 2,345 9,215 114,936 127,341	3,831 7,735 18,904 311,708 342,178	1,944 6,850 24,834 297,534 331,162
Gross margin	183,424	108,734	560,014	303,195

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                   - goodwill and intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Research and development
Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	3,929 3,128 1,891 20,903 3,575 4,975 5,466 11,393 8,966 16,449 1,466 16,500 - 536 2,455 4,430 29,153 131,052 266,267	183 7,198 1,891 8,925 1,836 4,301 29,284 7,230 4,379 23,390 4,509 18,389 51,140 2,713 2,491 13,638 34,904 168,486 384,888	4,318 22,117 5,673 24,952 12,167 12,574 26,912 29,926 19,880 55,573 9,666 138,500 - 3,995 7,180 33,465 81,645 305,341 793,884	3,131 16,929 5,673 13,000 5,647 10,513 72,245 21,003 11,635 175,516 9,617 93,178 144,603 5,460 5,667 40,794 97,136 279,249 1,007,214
Net loss for the period	$ (82,843)	$ (276,154)	$ (233,870)	$ (707,801)
Net loss per common share, basic and diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.05)
Weighted average common shares, basic and diluted	18,765,081	15,375,634	18,125,750	14,848,485

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Nine months ended April 30, 2003
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

See accompanying notes to interim consolidated financial statements

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Nine months ended April 30, 2003
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Common stock issued on February 26, 2003 for exercise of warrants @ $0.15 per share	340,000	340	50,660	-	-	-	-	-	-	-	-	51,000
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	- -	- -	- -	(38,629) -	- (233,870)	(38,629) (233,870)
												(272,499)
Balance, April 30, 2003	15,992,848	$ 15,993	$ 2,242,692	2,871,559	$ 2,872	$ 481,704	-	$ -	$ -	$ (18,516)	$ (2,291,895)	$ 432,850

MOST HOME CORP. (formerly MarketU Inc.)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended April 30, 2003	Three months ended April 30, 2002	Nine months ended April 30, 2003	Nine months ended April 30, 2002

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock-based compensation
    Warrants issued for services
 Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ (82,843) 5,019 15,504 - - (9,449) (5,682) (1,027) 79,953 27,275 (41,628)	$ (276,154) 9,089 23,233 - - (11,395) (2,246) (692) 26,964 21,072 (24,811)	$ (233,870) 27,790 47,083 2,422 50,000 (210) 127 (1,573) (36,433) 51,672 (40,758)	$ (707,801) 22,602 65,396 88,238 - (13,875) 449 3,672 181,260 76,055 (3,962)
Net cash used in operating activities	(12,978)	(234,940)	(133,751)	(287,966)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(9,048) (41,328)	(19,898) 46	(49,042) (90,905)	(47,373) (88,880)
Net cash used in investing activities	(50,376)	(19,852)	(139,947)	(136,253)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from issuances of and
     subscriptions for preferred stock
   Stock subscription receipts
   Increase (repayment) of bank indebtedness
   Advances from related parties
   Advances to related parties

	51,000 - - - 5,517 (596)	247,720 - - (8,962) 17,189 7,917	297,800 - - (1,219) 8,807 (29,600)	247,720 96,786 18,164 - 57,740 (8,582)
Net cash provided by financing activities	55,921	263,864	275,788	411,828
Increase (decrease) in cash	(7,433)	9,072	2,090	(12,391)
Cash, beginning of period	9,523	-	-	21,463
Cash, end of period	$ 2,090	$ 9,072	$ 2,090	$ 9,072
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Deemed dividends on preferred stock Stock issued to settle accounts payable	$ 5,636 - - -	$ 1,685 - - -	$ 7,153 - - 84,458	$ 11,201 - 60,000 -

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
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

Operations to date have primarily been financed through the issuance of common and preferred stock. The Company suffered recurring losses from operations and negative cash flows from operations and at April 30, 2003 has an accumulated deficit of $2,267,648. The Company does not have sufficient working capital to sustain operations until April 30, 2004. Additional debt or equity financing of approximately $535,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities. Management's intention is to obtain bank financing up to $150,000 and generate $385,000 in additional financing through one or more private placements of the Company's common or preferred stock. Management continues to seek additional private placements. Obtaining the additional financings required can not be assured.

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

Nine months ended April 30, 2003
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the nine months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the year ending July 31, 2003.

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

(e)   Stock-based compensation:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities are earned.

SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock Based Compensation had been applied to these transactions.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

2.   Significant accounting policies (continued):

(e)   Stock-based compensation (continued):

Had the Company determined compensation costs for employee awards based upon the fair value at the grant date for its options under the fair value method, net loss would have been increased to the pro forma amounts indicated below:
	Three months ended April 30, 2003	Three months ended April 30, 2002	Nine months ended April 30, 2003	Nine months ended April 30, 2002
Net loss as reported	$ (82,843)	$ (276,154)	$ (233,870)	$ (707,801)
Pro forma compensation for stock options	-	-	-	(97,712)
Pro forma loss	$ (82,843)	$ (276,154)	$ (233,870)	$ (805,513)
Pro forma loss per share, basic and diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.05)

The weighted average fair value of employee options granted during the nine months ended April 30, 2002 was $0.17 per share. The fair values were estimated using the Black-Scholes option pricing model with the following weighted assumptions:
Risk free interest rate	4.3%
Annual dividends	0.0%
Expected live	2 years
Volatility	142%

There were no options granted in the three month periods ended April 30, 2002 or April 30, 2003 or the nine month period ended April 30, 2003.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

3. Restatement and reclassifications:

The Company has determined to restate its quarterly condensed consolidated financial statements for the quarter ended January 31, 2003. The following sets forth the effect and explanation of these adjustments and reclassifications:
	Three months ended January 31, 2003	Six months ended January 31, 2003
Net loss, as previously reported	$ (33,724)	$ (117,158)
Over accrued membership revenue (a)	(12,000)	(12,000)
Understated wages and benefits (b)	(32,075)	(32,075)
Overstated web site development (c)	10,206	10,206
Net loss, as restated	$ (67,593)	$ (151,027)

Net loss per common share, common and diluted, as previously stated	$ (0.00)	$ (0.01)
As restated	$ (0.00)	$ (0.01)

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

3. Restatement and reclassifications (continued):
	January 31, 2003, as previously reported	Restatement		January 31, 2003, as restated
Current assets	$ 102,210	$ -		$ 102,210
Other assets	836,408	-		836,408

Web site development	114,524	(21,869)	(b,c)	96,655
	$ 1,053,144	$ (21,869)		$ 1,031,273

Unearned revenue	$ 164,762	$ 12,000	(a)	$ 176,762
Other current liabilities	348,190	-		348,190
	512,952	12,000		524,952
Stockholders' equity	540,192	(33,869)	(a,b,c)	506,323
	$ 1,053,144	$ (21,869)		$ 1,031,275

a)   The error was the result of a spreadsheet calculation error which has subsequently been corrected.

b)   Website development costs being funded by a third party were inadvertently credited to wages instead of being netted against wages being capitalized to the project.

c)   Amortization of website development costs was inadvertently calculated on a project still under development. The correct amortization commencement date for this project is May 2003.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

4.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)   The following table sets forth information concerning options granted:
Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2002,and April 30, 2003	1,799,000	$0.30

All options are exercisable:

Options outstanding at April 30, 2003 are as follows:
Number of Shares	Expiry Date	Exercise Price
524,000 715,000 60,000 500,000	August 1, 2003 June 1, 2003 December 10, 2003 December 10, 2003	$0.43 $0.25 $0.25 $0.25

Subsequent to the nine month period ended April 30, 2003, 715,000 of the above options expired.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

4. Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2002	3,300,227	$0.30
Expired: None Issuances: August 28, 2002 August 28, 2002 Exercised: February 26, 2003	- 1,250,000 625,000 (340,000)	- $0.15 $0.15 ($0.15)
Balance, April 30, 2003	4,835,227	$0.25

As of April 30, 2003 the Company had outstanding warrants for the purchase of common shares as follows:
Number of shares	Exercise Price	Expiry Date
1,566,893 333,334 200,000 150,000 375,000 375,000 300,000 1,535,000 4,835,227	$0.30 $0.25 $0.25 $0.25 $0.25 $0.40 $0.32 $0.15	October 18, 2003 October 18, 2003 December 22, 2002 May 28, 2004 July 12, 2004 March 20, 2005 January 28, 2007 August 28, 2005

(d)  Share Issuances and shares to be issued:

During the nine-month period ended April 30, 2003 the following share transactions occurred:

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

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

4. Capital stock (continued):

(d)  Share Issuances and shares to be issued (continued):

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

(iv)  On September 24, 2002 the Company issued 128,205 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The fair value of the stock issued is $33,334 and no gain (loss) on settlement occurred.

(v)  On October 19, 2002 the outstanding Series B preferred stock of the Company were deemed to have been converted into common shares pursuant to the original subscription agreement dated September 21, 2001. The Series B preferred shares were subsequently cancelled and common stock was issued on January 11, 2003.

(vi)  On January 24, 2003 the Company issued 12,386 common shares to an employee for services. The deemed value of the stock issued is $2,422.

(vii)  On January 24, 2003 the Company issued 134,615 common shares to a consultant for services previously rendered as settlement of outstanding amounts due. The fair value of the stock issued is $35,000 and no gain (loss) on settlement occurred.

(viii)  On February 26, 2003, a shareholder of the Company exercised 340,000 warrants at an exercise price of $0.15, to acquire 340,000 common shares for total proceeds of $51,000, which proceeds were received by the Company on February 24, 2003.

5.   Due from related parties:

	April 30, 2003 (Unaudited)	July 31, 2002
612559 B.C. Ltd. Bill Coughlin	$ 24,488 89,578 $ 114,066	$ 28,357 83,648 $ 112,005

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a registered shareholder in the Company. Two directors and one officer of the Company are also directors and officers of 612559.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

5.   Due from related parties (continued):

The amount due from Bill Coughlin is without interest, has no specified terms of repayment and is unsecured. Mr. Coughlin is a shareholder and a former director of the Company.

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At April 30, 2003 Mr. Coughlin held common shares having a market value in excess of the amount due.

6.   Goodwill and intangible assets:
	April 30, 2003 (Unaudited)	July 31, 2002
Cost Goodwill Intangible assets	$ 996,085 37,823 1,033,908	$ 996,085 37,823 1,033,908
Accumulated amortization Goodwill Intangible assets	(415,035) (15,759) (430,794)	(415,035) (10,086) (425,121)
Net book value	$ 603,114	$ 608,787

During the nine month period ended April 30, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill.

MOST HOME CORP. (formerly MarketU Inc.)
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2003
(Unaudited)

7.  Fixed assets:
	April 30, 2003 (Unaudited)	July 31 2002
Cost: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	$ 2,093 124,795 28,056 33,165 55,702 243,811	$ 1,895 101,248 20,461 41,570 19,220 184,574
Accumulated amortization: Vehicle Computer hardware Computer software Leasehold improvements Office equipment	(625) (55,288) (21,674) (22,418) (19,953) (119,958)	(284) (39,372) (15,164) (18,928) (13,897) (87,645)
Net book value	$ 123,853	$ 96,929

8.  Payable to related parties:
April 30, 2003 (Unaudited)	July 31 2002

MGA Connectors Ltd. ("MGA"), without interest
  or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

Due to Marketu Communications Ltd.
("Marketu"), without interest or fixed terms of repayment, unsecured

$ 19,471 35,000 - $ 54,471	$ 39,239 35,000 1,095 $ 75,344

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

Nine months ended April 30, 2003
(Unaudited)

9.  Comparative figures:

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

In May 2002, the Company initiated sales of its previously announced, private label, web services product, ClientBuilder for Brokers™. This product builds upon the technologies and services developed for Most Referred™ and provide the Company with another revenue stream. ClientBuilder for Brokers™ provides real estate brokerage operations with software based, lead development and management tools for their entire agent teams. While sales of the private label products in the current quarter ended April 30, 2003 have been lower than anticipated, the Company is focusing more effort in generate revenues from this source. These sales will largely be derived from the roll-out of the private label product to our first national ClientBuilder for Brokers™ customer in Canada, the Sutton Group.

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

Beyond the development and sale of its products, the Company has achieved close to 31% increase in current quarter revenues over last year while reducing general operating expenses. The focus of management time is towards building the business and increasing revenues in anticipation that current expense levels can be maintained until profitability is achieved.

Early in the nine month period ended April 30, 2003, management was able to secure additional investment capital from a private investor to fund new sales expansion. (see Liquidity and Sources of Capital)

Management continues to work diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion, although such investment is not reasonably assured.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. The recent increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the monthly average exchange rate for the Canadian to U.S. dollar was 1.482547 for the quarter ended April 30, 2003 compared to 1.557248 for the quarter ended January 31, 2003. This represents an increase of 4.5%, on an average quarterly exchange rate basis, in the Company's expenses and cash disbursements. Management anticipates the Canadian dollar average exchange rate against the U.S. dollar will remain strong for the quarter ended July 31, 2003. Management expects this will further increase the Company's expenses and cash disbursements by approximately 9.5% for the quarter ended July 31, 2003 over the expenses for the quarter ended April 30, 2003.

Revenues and expenses

Revenues for the quarter ended April 30, 2003 were $310,902 compared to $236,075 for the prior year quarter ended April 30, 2002 and were $902,192 for the nine-month period ended April 30, 2003 compared to $634,357 for the prior year period ended April 30, 2002. Specific changes to revenue include referral revenues which increased by 18.9% to $191,181 for the three-month period ended April 30, 2003 from referral revenues of $160,771 for the three months ended April 30, 2002 and increased by 33.0% to $609,907 for the nine-month period ended April 30, 2003 from referral revenues of $458,665 for the nine-months ended April 30, 2002. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $66,322 to $100,179 for the three-month period ended April 30, 2002 compared to the three-month period ended April 30, 2003, representing an increase of 51.0%. Membership revenues increased from $156,180 to $265,966 for the nine-month period ended April 30, 2002 compared to the nine-month period ended April 30, 2003, representing an increase of 70.3%. This increase is due to the company's improved website and lead management products, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. The Company remains focused on expanding the revenues from its websites and lead management products. The Company began selling and recorded revenue of $13,537 and $17,836 for the three-months and nine-months ended April 30, 2003, respectively, for its ClientBuilder products, under licensing agreements.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

Gross margin for the quarter ended April 30, 2003 was $183,424 (59.0%) compared to $108,734 (46.1%) for the comparable quarter ended April 30, 2002. Gross margin for the nine-months ended April 30, 2003 was $560,014 (62.1%) compared to $303,195 (47.8%) for the comparable nine-months ended April 30, 2002. This increase in gross margin is due to increased efficiency and improved systems to generate revenue. Changes in the sources of revenue of the Company influence the gross margin. As a percentage of revenue, membership and ClientBuilder sales increased by 8.5% to 36.6% ($113,716) for the quarter ended April 30, 2003 from 28.1% ($66,322) for the quarter ended April 30, 2002 and membership and ClientBuilder sales increased by 6.9% to 31.5% ($283,802) for the nine-months ended April 30, 2003 from 24.6% ($156,180) for the nine-months ended April 30, 2002. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources.

As a percentage of revenue, referral fees decreased to 61.5% ($191,181) for the quarter ended April 30, 2003 from 68.1% ($160,771) for the quarter ended April 30, 2002 and referral fees decreased to 67.6% ($609,907) for the nine-months ended April 30, 2003 from 72.3% ($458,665) for the nine-months ended April 30, 2002. This change in revenue mix contributed to the gross margin increase as direct costs associated with membership sales which approximate 30% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 35% of referral fees. As referral fees continue to decrease relative to membership sales the overall gross margins percentage will increase in the future. The Company is allocating resources to focus on selling its website and lead management software and to increase memberships.

General and administrative expenses were $266,267 during the current quarter compared to $384,888 for the quarter ended April 30, 2002 and $793,884 during the current nine-month period compared to $1,007,214 for the nine-months ended April 30, 2002. The decrease in expenses is due to management's cost reduction efforts initiated in late fiscal 2002, reduced professional fees for Company securities filings as fewer filings were required and the Company ceasing its research and development efforts of a specific product not impacting current revenue sources. This was partially offset by the increase in the value of the Canadian dollar. Specific changes include investor relations and marketing which decreased to $5,466 for the current quarter from $29,284 for the quarter ended April 30, 2002 and decreased to $26,912 for the current nine-months from $72,245 for the nine-months ended April 30, 2002 primarily for the reasons described above. Research and development for the current quarter and nine-month period was $0 compared to $51,140 for the quarter and $144,603 for the nine-month period ended April 30, 2002 as a result of the Company ceasing its research and development efforts of a specific product not impacting current revenue sources. Management fees decreased from $18,389 for the quarter ended April 30, 2002 to $16,500 for the quarter ended April 30, 2003 and increased from $93,178 for the nine-months ended April 30, 2002 to $138,500 for the nine-months ended April 30, 2003. The increase in the nine-month period ended April 30, 2003 includes $50,000 in stock-based compensation related to warrants issued for consulting services.

During the nine month period ended April 30, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill. Intangibles, consisting of trademarks and brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight-line basis. During the three months ended April 30, 2003, $1,891 of amortization was recorded against intangible assets versus $1,891 in for the three months ended April 30, 2002 and $5,673 of amortization was recorded against intangible assets for the nine-months ended April 30, 2003 compared to $5,673 for the nine-months ended April 30, 2002.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at April 30, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill and indefinite life intangibles.

Liquidity and Sources of Capital

Working capital deficiency at April 30, 2003 was $526,762 compared to $621,809 at July 31, 2002.

During the quarter ended April 30, 2003 Most Home's operations used $12,978 in cash and the Company spent $50,376 on website development and the purchase of equipment. During the nine-months ended April 30, 2003 the Company's operations used $133,751 in cash and spent $139,947 on website development and the purchase of equipment. Cash required by Most Home during the current quarter and nine-months ended April 30, 2003 was generated primarily through the proceeds of sale of Most Home's common stock and the exercise of warrants. On February 26, 2003 the company received $51,000 in net proceeds from an investor for the exercise of warrants at $0.15 per share that resulted in the issuance of 340,000 common shares. The Company is attempting to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. The Company is in the process securing credit with a financial institution which will provide approximately $150,000 Canadian in capital towards paying down debts and liabilities. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and Sources of Capital (continued)

During the twelve months ending April 30, 2004 the Company's anticipated net cash flow needs are as follows:
Advertising and promotions	50,000
Software development	50,000
Debt and liability reduction	435,000
535,000

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 requires companies to disclose more prominently, for each period presented, the impact of fair value based method of accounting, for stock-based compensation and also provides for two additional transition methods for the prospective application of fair value based methods of accounting. SFAS No. 148 is effective in interim periods beginning after December 15, 2002 although earlier adoption was available.

The Company adopted the disclosure requirements of SFAS No. 148 effective with its interim period commencing February 1, 2003. The adoption of SFAS No. 148 has had no impact on the company's reported financial position or financial results for the period ended April 30, 2003.

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

Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 9,505,786 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

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

Item 2.  Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended April 30, 2003, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

In February 2003, the Company issued 340,000 shares of the Company's common stock to a warrant holder in connection with the exercise of an outstanding warrant at an exercise price of $0.15 per share. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

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

(b)   Reports on Form 8-K

The Company filed two current reports on Form 8-K during the nine-month period ended April 30, 2003.

-   On October 22, 2002, the Company filed a current report on Form 8-K announcing that on September 17, 2002, it completed a private placement to two accredited investors.

-   On December 11, 2002, the Company filed a current report on Form 8-K relating to a press release announcing its fiscal 2003 Q1 results.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: June 23, 2003	By: /s/ Kenneth Galpin Kenneth Galpin, Director, CEO and President
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
Date: June 23, 2003	/s/ Kenneth Galpin Kenneth Galpin CEO and President

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
Date: June 23, 2003	/s/ Scott Munro Scott Munro Principal Financial Officer