Form 10KSB
period 2003-07-31
MOST HOME CORP
filed 2003-10-31
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2003

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 X            ___
YES            NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Company's revenues during the year ended July 31, 2003 were $1,427,717.

The aggregate market value of the voting stock held by non-affiliates of the Company based upon the average bid and asked prices of the Company's common stock on October 29, 2003 was approximately $1,796,424.

Documents incorporated by reference: None

As of October 29, 2003 the Company had 16,109,515 issued and outstanding shares of common stock.

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

The business of the Company is that which is being conducted by Most Referred™ and Most Home and any reference to the Company is, unless otherwise indicated, also a reference to both companies

On July 31, 2001 Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. amalgamated. The continuing corporation is Most Referred Real Estate Agents Inc.

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

During 2003, the Company completed the development of and began selling its new ClientBuilder for Brokers ("CBB") and ClientBuilder for Agents ("CBA") products (collectively the "ClientBuilder™ products"). The ClientBuilder™ products build on the Most Referred™ technology but are branded under the customer's brand name.

CBB is designed for real estate offices that want to provide their agents with a high quality web service solution. In effect, the real estate office acts as a retailer of our CBB product and shares in the income generated from selling the solution to its agents. At this point, the Company has succeeded in selling its CBB product to a few independent real estate offices and to one national franchise (Sutton Group) in Canada. The roll-out of CBB for Sutton to their 180 offices is well underway with some 25 offices signed on in British Columbia and Ontario. The Company is now in the process of securing customers for this product in the US market.

The CBA product is designed to be sold direct to agents through the Company's inside sales force and via the Company's website. The CBA product allows the individual agent to have the benefit of our lead qualification software and manage their own leads instead of relying on our call center. At this time the Company has just initiated sales of this product with approximately 15 agents signed on.

For the fiscal year ended July 31, 2003 the Company earned approximately $994,000 in referral fees from approximately 960 residential real estate closings.

In the prior fiscal year, between August 1, 2001 and ended July 31, 2002 the Company earned approximately $727,000 in referral fees from approximately 690 residential real estate closings.

The Company currently markets its services primarily on the Internet. The Company maintains in excess of 1,100,000 search engine listings which currently result in approximately 500,000 visits per month to the Company's website.

In addition to the services offered through Most Referred™, the Company is beginning to license its lead generation, qualification and management technology, to real estate brokerages on a private label basis.

For the fiscal year ended July 31, 2003 the Company earned approximately $44,365 in licensing revenues for its ClientBuilder™ products, the majority of which was CBB sales.

In the prior fiscal year, between August 1, 2001 and July 31, 2002 the Company earned $Nil in licensing revenues from ClientBuilder™ sales.

Competition. There are four major segments to the Company's market: online advertising services, desktop software, website design and hosting, and lead generation. The Company competes directly with those firms providing websites and lead generation services. These firms include: Advanced Access, Meyer's Websuite and Homes.com® with respect to websites and Service Magic, Lending Tree and Homegain in relation to lead generation services. The Company believes it maintains the following market advantages over these firms:

In the case of website services, the Company provides a second generation service that includes automated lead qualification capabilities that are based on a proprietary web engine developed internally. This is a barrier to entry for most of our competitors due to the high cost of developing such an engine.

In the case of lead generation services; the Company provides a human call center in addition to proprietary qualification software systems that its competitors in this area do not possess. The competitors' referrals are largely raw leads with no licensed personnel pre-screening the leads.

Government Regulation. The Company's subsidiary, Most Referred Real Estate Agents Inc., is federally registered in Canada and is a licensed real estate broker in British Columbia, Canada, which legally allows Most Referred™ to receive real estate commissions from anywhere in Canada. Although Most Referred Real Estate Agents Inc. or the Company is not licensed in the United States, the Company is of the opinion, based upon its discussions and written communications with numerous real estate commissions in Canada and the United States, that the payment of referral fees by U.S. real estate agents or Realtors® to out of state, or country, real estate agents is permitted by all applicable laws and regulations. The company is currently applying for licensing in the state of Oklahoma to comply with regulations and to meet their requirements. Although in other states the Company is required to comply with certain regulations relating to the payment of referral fees, the Company does not believe that present or future compliance with these regulations will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to comply with any future regulations which may be adopted by state or provincial authorities or that compliance with any future regulations will make it uneconomical for the Company to operate in a particular state or province. It is also apparent to the Company that such regulations would have a similar impact on the Company's competition and other real estate brokerage companies which may refer customers from state to state or from the United States of America to Canada and vice versa.

Employees. As of October 29, 2003 the Company employed 36 people on a full-time basis. Several of these employees are licensed Realtors® or have real estate experience.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Suite 100, 11491 Kingston St., Maple Ridge, B.C., Canada. The Company is leasing this 6,371 square feet of operations of executive offices, along with 1,912 square feet of common space, at $4,315 per month until August 2004 and $4,623 per month until August 2005. In addition, the Company leased an additional 1,400 of mezzanine office space at the same location in October 2003 at a rate of $546 per month until August 2004 and $586 per month until August 2005.

ITEM 3. LEGAL PROCEEDINGS.

Except for the following, the Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party:

The Company's Maple Ridge offices are leased premises that are the subject of a foreclosure petition. The petition commenced in September 2002 in Supreme Court of British Columbia. The petitioner is HSBC Bank of Canada and the principal respondent is Brainium Technologies Inc., the landlord of the premises, who defaulted on its mortgage payments. Brainium Technologies Inc. is not a related party to the company. HSBC Bank of Canada has received an Order for Conduct of Sale from the Supreme Court of British Columbia, and in October 2003, HSBC Bank of Canada has completed the foreclosure sale of the leased premises. The Company signed a two-year lease with the new owner on similar terms on October 9, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of October 29, 2003, there were approximately 79 owners of record of the Company's common stock. The Company's common stock is traded on the NASD's OTC Bulletin Board under the symbol "MHME". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.

Quarter Ending	High	Low
10/31/01 01/31/02 04/30/02 07/31/02 10/31/02 01/31/03 04/30/03 07/31/03	0.40 0.51 0.47 0.27 0.29 0.33 0.21 0.18	0.08 0.12 0.10 0.07 0.05 0.15 0.09 0.09

The average bid to ask price of the Company's stock on October 29, 2003 was $0.285.

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

The provisions in the Company's Articles of Incorporation relating to the Company's unissued preferred stock would allow the Company's directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management. The Company has not issued any preferred shares with such multiple voting or dividend rights.

Securities authorized for issuance under equity compensation plans

As of October 28, 2003, the following shares were authorized under equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	2,660,000	$0.22	3,340,000
Equity compensation plans not approved by security holders (3)	2,865,000	$0.23	N/A

(1) Number of securities for each plan is as follows:
Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	2,500,000	2,000,000	500,000
Non-Qualified Stock Option Plan	3,500,000	660,000	2,840,000

(2) This number does not include the authorized 500,000 shares issued pursuant to the Company's Stock Bonus Plan, which plan has been approved by security holders. See discussions under subheading Stock Bonus Plan in Item 10.

(3) 130,000 stock options were issued outside of the plans in June 2000 and expired immediately after the year end unexercised. The 130,000 options and 2,735,000 outstanding share purchase warrants did not receive shareholders approval. The options were to former consultants and employees for services rendered. The warrants, approved by directors of the Company, were granted to subscribers of shares of the Company and to consultants of the Company for services rendered. These securities were not issued pursuant to a plan.

Recent Sales of Unregistered Securities

The Company did not sell or issue any equity securities which were not registered under the Securities Act of 1933 during the three months ended July 31, 2003. Unregistered securities issued earlier during the fiscal year ended July 31, 2003 has previously been included in the Company's Quarterly Reports on Form 10-QSB.

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

The securities of the Company should be purchased only by persons who can afford to lose their entire investment. Prospective investors should read this entire annual report and carefully consider, among others, the following risk factors in addition to the other information in this annual report prior to making an investment.

Most Home has suffered losses in the past

Most Home incurred a net loss of $180,992 for the year ended July 31, 2003, incurred a net loss of $867,521 for the year ended July 31, 2002 and incurred a net loss of $823,572 for the year ended July 31, 2001. From the date of its formation through July 31, 2003, Most Home incurred net losses of $2,239,017. Most Home had net income of $52,878 for the three months ended July 31, 2003. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The Auditors' Report with respect to Most Home's financial statements for the fiscal year ended July 31, 2003 includes an additional explanatory paragraph that states there exists substantial doubt about Most Home's ability to continue as a going concern. These consolidated financial statements do not include any adjustment as a result of this uncertainty.

Most Home's services are dependent on the use of the Internet and any interruptions, delays or capacity problems experienced on the Internet or with telephone connections would adversely affect Most Home's ability to operate.

Although Most Home has instituted safeguards and redundancy for its web servers, possible technical problems could occur, including software failures that resulted in Most Home being unable to view customer information by means of its websites, and website server hardware failures that caused Most Home's websites to be unavailable to its customers for significant periods of time. An extended interruption, delay or capacity problems related to the use of the Internet could significantly reduce future revenues.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of October 28, 2003, the exercise or conversion of which could result in the issuance 5,395,000 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

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

The statement of operations for the Company for the years ended July 31, 2003, 2002 and 2001 follows.

	Year Ended July 31, 2003	Year Ended July 31, 2002	Year Ended July 31, 2001
Revenue: Membership Referral fees ClientBuilder Other ------------------------ Cost of sales ------------------------- Gross margin	$ 375,612 994,275 44,365 13,465 ------------------ 1,427,717 524,894 ------------------ 902,823	$ 230,728 727,309 - 13,212 ------------------ 971,249 432,974 ------------------ 538,275	$ 226,820 433,198 - 20,096 ------------------ 680,114 321,497 ------------------ 358,617
Other General and administrative Expenses Amortization of goodwill and intangibles ------------------------- ------------------------- Net loss Net loss per share, basic and diluted	1,076,251 7,564 ------------------ 1,083,815 ------------------ $ (180,992) $ (0.01) ===========	1,398,231 7,565 ------------------ 1,405,796 ------------------ $ (867,521) $ (0.06) ===========	847,640 334,549 ------------------ 1,182,189 ------------------ $ (823,572) $ (0.07) ===========

The Company early adopted Statement of Financial Statements ("SFAS") No. 142 with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2003 and 2002, no amortization of goodwill has been provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has been impaired. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit in the assessment of impairment of the enterprise level goodwill. A discussion of the impact on adoption of SFAS No. 142 is included below, under the heading "Year ended July 31, 2002". The impact of this change in accounting principles is as follows:
	Year Ended July 31, 2002	Year Ended July 31, 2002	Year Ended July 31, 2001
Net loss as reported Add: amortization of goodwill -------------------------------- Adjusted Net loss ---------------------------------	$ (180,992) - ---------------------- $ (180,992) =============	$ (867,521) - ---------------------- $ (867,521) =============	$ (823,572) 332,028 --------------------- $ (491,544) ============
Adjusted net loss per common share, basis and diluted	$ (0.01)	$ (0.06)	$ (0.04)

Summarized balance sheet information as of July 31, 2003 and 2002 is as follows:
	July 31, 2003	July 31, 2002
Current Assets Total Assets Current liabilities Total liabilities Working Capital Deficit Stockholders' Equity	115,963 1,102,057 641,074 641,074 (525,111) 460,983	107,189 999,667 728,998 728,998 (621,809) 270,669

Year Ending July 31, 2003 and year ending July 31, 2002

Revenues for the year ended July 31, 2003 were $1,427,717 compared to $971,249 for the previous year ended July 31, 2002. Specific changes to revenue include referral fees which increased from $727,309 for the year ended July 31, 2002 to $994,275 for the year ended July 31, 2003. This is an increase of 36.7% over the year ended July 31, 2002. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $230,728 to $375,612, representing an increase of 62.8%. This increase is due to the Company's improved website products, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. The Company anticipates hiring additional sales staff and increasing marketing efforts of its website products.

ClientBuilder revenues increased from $nil for the year ended July 31, 2002 to $44,365 for the year ended July 31, 2003. The ClientBuilder product was officially released by the Company in April 2003. Management is focusing marketing efforts towards expanding ClientBuilder sales in 2004.

Gross margin for the year ended July 31, 2003 was $902,823 (63.2%) compared to $538,275 (55.4%) for the prior year. This increase in gross margin is due to increased efficiency and improved systems to generate revenue. The costs of providing services are expected to be reduced in future periods. Although the costs of providing services are expected to be reduced in future periods, the Company anticipates hiring additional Realtors® and support staff to meet increasing demand for its services which will increase direct costs and decrease gross margin as revenues lag service efforts. Changes in the sources of revenue of the Company are another influence on gross margin. As a percentage of revenue, membership sales increased by 2.5% to 26.3% ($375,612) for the year ended July 31, 2003 from 23.8% ($230,728) for the year ended July 31, 2002. As a percentage of revenue, referral fees decreased to 69.6% ($994,275) for the year ended July 31, 2003 from 74.9% ($727,309) for the year ended July 31, 2002. Gross margin increased as direct costs associated with membership sales, which approximate 32% of gross membership sales, are lower than the direct costs associated with referral fees, which approximate 39% of referral fees. As referral fees continue to grow relative to membership sales the overall gross margins percentage will decrease in the future. The Company is continuing to focus its efforts and resources on its referral services to meet increasing demand.

General and administrative expenses were $1,083,815 during the current year compared to $1,405,796 for the year ended July 31, 2002. The decrease in expenses is due to planned cost reduction efforts. Specific changes include professional fees, which decreased from $211,332 for the year ended July 31, 2002 to $82,513 for the year ended July 31, 2003. This decrease is due to the Company limiting additional securities filings and reducing its use of legal professionals. Investor relations and marketing decreased from $90,199 for the year ended July 31, 2002 to $39,611 for the year ended July 31, 2003. This decrease is due to the Company reducing investor relations staffing. The Company anticipates hiring investor relations staff once it determines the market for its securities may be more favorable. Wages and benefits increased from $347,789 for the year ended July 31, 2002 to $400,903 for the year ended July 31, 2003. This increase is due to the hiring of additional technical and programming staff to support the increased websites required, increased traffic on our websites and related services along with general wage increases.

Research and development expenses were $nil for the year ended July 31, 2003 and $224,967 for the prior year ended July 31, 2002. The elimination of research and development expenses was the reason for the majority (66%) of the reduction in our general and administrative costs. The costs incurred in 2002 relate to the Company developing a home financing product for consumers and the project has now been deferred indefinitely.

The Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and, if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill. Intangibles, consisting of trademarks, are brand name rights related to the purchase of AMRR.com Inc. (See Item 12) and are recorded at cost and amortized over 60 months on a straight line basis. During the year ended July 31, 2003, $7,564 of amortization was recorded against intangible assets versus $7,565 in amortization for intangibles for the year ended July 31, 2002. Goodwill amortization was not required in 2003 or 2002 under SFAS 142.

Stock based compensation for the year ended July 31, 2003 was $52,422 and $88,238 for the year ended July 31, 2002. The stock based compensation was allocated as follows; $52,422 to General and Administrative wages and benefits for the year ended July 31, 2003 and $87,000 was allocated to professional fees and $1,238 was charged to General and Administrative wages and benefits during the year ended 2002.

Working capital deficiency at July 31, 2003 was $525,111 compared to $621,809 at July 31, 2002. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2003.

During the fourth quarter of 2003 the company achieved profitability for the first time in its operating history. The following table shows the trend of increasing revenues and reduction in losses and improvement to income for the three months ended July 31, 2003:

	Three months ended July 31, 2003 (unaudited)	Three months ended July 31, 2002 (unaudited)
Revenue	$ 525,525	$ 336,892
Direct costs	182,716	101,812
Gross margin	342,809	235,080
General and administrative expenses	289,931	400,473
Net Income (Loss)	$ 52,878	$ (165,393)
Net Income (Loss) per common share, basic and diluted	$ 0.00	$ (0.01)

Year Ending July 31, 2002 and Year ending July 31, 2001

Revenues for the year ended July 31, 2002 were $971,249 compared to $680,114 for the previous year ended July 31, 2001. Specific changes to revenue include referral fees, which increased from $433,198 for the year ended July 31, 2001 to $727,309 for the year ended July 31, 2002. This is an increase of 67.9% over the year ended July 31, 2001. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $226,820 to $230,728, representing an increase of 1.7%. This increase is due to the company's improved website product, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. Although more resources will be allocated to increasing membership sales, the company continues to focus the majority of its resources on expanding its referral services.

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

General and administrative expenses were $1,405,796 during 2002 the current year compared to $1,182,189 for the year ended July 31, 2001. The increase in expenses is due to the expansion of the Company's operations to meet the increase in demand for its services. Specific changes include wages and benefits, which increased from $263,178 for the year ended July 31, 2001 to $347,789 for the year ended July 31, 2002. This increase is due to the hiring of additional technical and programming staff to support the increased websites required, increased traffic and related services. Professional fees increased from $184,482 for the year ended July 31, 2001 to $211,332 for the year ended July 31, 2002. This increase is due to an $87,000 expense for warrants issued for services. Management fees increased to $163,485 for the year ended July 31, 2002 from $141,359 for the year ended July 31, 2001. This increase is due to increased consulting expenditures on real estate matters and the September 2000 changes in management (See Item 9).

The Company early adopted SFAS 142 in fiscal 2002 and has tested goodwill in accordance with the new pronouncement SFAS 142 and determined that no impairment has occurred in the 2002 fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and, if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of the reporting unit in the assessment of enterprise level goodwill. Intangibles, consisting of trademarks, are brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight line basis. During the year ended July 31, 2002, $7,565 of amortization was recorded against intangible assets versus $334,549 in amortization for both goodwill and intangibles for the year ended July 31, 2001. The year ended July 31, 2001 included $332,028 in goodwill amortization which was not required in 2002 under SFAS 142.

Research and development expenses were $224,967 for the year ended July 31, 2002 and $Nil for the prior year ended July 31, 2001. These costs relate to the Company developing a home financing product for consumers. The Company does not intend to pursue further development of the financing product.

Stock based compensation for the year ended July 31, 2002 was $88,238 and $34,060 for the year ended July 31, 2001. The stock based compensation was allocated as follows; $87,000 to professional fees and $1,238 was charged to General and Administrative wages and benefits for the year ended July 31, 2002.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at July 31, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Goodwill and indefinite life intangible assets are not amortized and are only written down if impaired. In estimating fair value of goodwill and indefinite life intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill and indefinite life intangibles.

Liquidity and Sources of Capital

During the year ended July 31, 2003 Most Home's operations used $45,283in cash and the Company spent approximately $239,277 on website development and the purchase of property and equipment. Cash required by Most Home during the year was generated primarily through the sale of common and preferred stock and warrants. As a result of significant reduction in losses and the Company's use of cash flow from operations has improved significantly over 2002, which used $282,778 in cash flow for operations. Cash flow from operations was positive in the fourth quarter of fiscal 2003. Notwithstanding the proceeds from the sale of the common shares, additional capital will be needed to continue to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital that may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to maintain or reduce current operations in order to meet its obligations. The auditors' report with respect to our financial statements of the fiscal year ended July 31, 2003 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

On October 17, 2003 the Company secured financing from a financial institution under a term loan of approximately $54,000 and an additional available credit up to approximately $54,000. This financing is secured by a general security agreement and personal guarantees of two of the directors and one officer of the Company.

During the twelve months ending July 31, 2004, the Company anticipates that it will generate sufficient cash flows to meet operating requirements under its current business plan. Should the company receive additional capital through the exercise of options, warrants or the sale of stock, management would allocate further capital primarily towards expanded advertising and promotions and to website and systems development.

Recent Accounting Pronouncements

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). This amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. It is effective for financial statements for fiscal years ending after December 15, 2002. The company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting, but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into on or after July 1, 2003. We have adopted EITF 00-21 for arrangements entered into after that date, which had no effect on our consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FAS 46). The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company does not believe that the adoption of SFAS No. 150, EITF 00-21 or FAS 46 will have a material effect on the Company's financial results.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

Item 8A Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's officers and directors are as follows:

Name	Age	Position
Kenneth Galpin David Woodcock (1) Ken Landis (1) Glenn Davies Joy Tan Scott Munro George Shahnazarian (1) Bradford Long	44 71 45 48 49 34 46 50	President and a Director Director and Chairman of the Board Director Director and V.P. Marketing V.P. Technology Treasurer and Principal Financial Officer Secretary V.P. Corporate Development

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

George Shahnazarian has been the Company's Secretary since September 2000. Prior to his association with the Company, Mr. Shahnazarian was C.F.O. and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended July 31, 2003, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

612559 B.C. Ltd., Glenn Davies, Kenneth Galpin, Joy Tan and David Woodcock were each late in filing two reports concerning 21 transactions and George Shahnazarian was late in filing reports concerning 32 transactions. Kenneth Landis was late in filing two reports concerning 25 transactions. We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 2001, July 31, 2002 and July 31, 2003.
Name and Principal Position ------------------ Kenneth Galpin, President since September 21, 2000	Fiscal Year ------ 2003 2002 2001	Salary (1) ------ $64,000 $70,000 $70,000	Bonus (2) ----- $0 $0 $0	Other Annual Compen- sation (3) ------ $0 $0 $0	Re- stricted Stock Awards (4) ------- 0 0 0	Options Granted (5) ------- 300,000 0 100,000

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the years ending July 31, 2003, July 31, 2002 and July 31, 2001, the value of the shares of the Company's common stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

The following shows the amounts the Company expects to pay its officers during the year ending July 31, 2004 and the time the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.
Name	Proposed Compensation	Time to be Devoted To Company's Business
Kenneth Galpin Glenn Davies Joy Tan Scott Munro George Shahnazarian Bradford Long	$5,350 per month $5,350 per month $5,350 per month $3,250 per month $4,000 per month $0 per month	100% 100% 100% 100% 25% 0%

Options Granted During Fiscal Year Ending July 31, 2003

The following tables set forth information concerning the options granted, during the twelve months ended July 31, 2003, to the Company's officers and directors.

Name	Date of Grant	Options Granted (#)	% of Total Options Granted to Employees Officers & Directors	Exercise Price Per Share	Expiration Date
Ken Galpin	07/25/03	300,000	14.3%	$0.20	08/01/06
Glenn Davies	07/25/03	300,000	14.3%	$0.20	08/01/06
Joy Tan	07/25/03	300,000	14.3%	$0.20	08/01/06
Ken Landis	07/25/03	300,000	14.3%	$0.20	08/01/06
David Woodcock	07/25/03	300,000	14.3%	$0.20	08/01/06
George Shahnazarian	07/25/03	300,000	14.3%	$0.20	08/01/06
Scott Munro	07/25/03	50,000	2.4%	$0.25	08/01/06

Option Exercises and Option Values

The following table provides information on option exercises during the 12-months ended July 31, 2003, by the Company's officers and directors, and the value of such officers and directors' unexercised options at July 31, 2003.

Shares Acquired Name on Exercise	(1)	Number of Securities Underlying Unexercised Options at July 31, 2003 Value Realized (2)	Exercisable/ Unexercisable (3)	Value of Unexercised In-the-Money Options at July 31, 2003 Exercisable/ Unexercisable (4)
Scott Munro Kenneth Galpin Glenn Davies Joy Tan George Shahnazarian David Woodcock Ken Landis Bradford Long	-- -- -- -- -- -- -- --	-- -- -- -- -- -- -- --	100,000/-- 300,000/-- 300,000/-- 300,000/-- 450,000/-- 300,000/-- 300,000/-- 500,000/--	--/-- --/-- --/-- --/-- --/-- --/-- --/-- --/--

(1) The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of July 31, 2003, separated between those options that were exercisable and those options that were not exercisable.

(4) The exercise price of all options shown in the table was greater than the market price of the Company's common stock on July 31, 2003.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have an active defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

The Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments. Directors received 300,000 options each for service to the Company over the three-year period up to July 31, 2003.

Other Arrangements. Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended July 31, 2003. The same level of compensation is projected for fiscal 2004.

Employment Contracts

We have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.

Stock Option and Bonus Plans

The Company's Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Stock Bonus Plan are collectively referred to in this report as the "Plans".

Incentive Stock Option Plan.

The Incentive Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan. As at October 29, 2003, stock options for 2,000,000 shares were vested and 500,000 shares were available for future grants under the plans.

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

Non-Qualified Stock Option Plan.

The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Company's Board of Directors. As at October 29, 2003, stock options for 660,000 shares were vested and 2,840,000 shares were available for future grants under the plans.

Stock Bonus Plan.

The Company's Stock Bonus Plan authorizes the issuance of shares of common stock to the Company's employees, directors, officers, consultants and advisors provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

On September 25, 2003, the Company discovered that on January 24, 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle an existing accounts payable balance owing to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan, under a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We have attempted to notify the bonus share recipients of the 73,000 shares (the "Bonus Shares Recipients") that the resale of their securities will be a violation of the Securities Act of 1933 if not resold pursuant to an effective Registration Statement or the availability of a prospectus exemption, and that the Company and/or the Bonus Shares Recipients may be subject to potential liabilities under the Exchange Act and the regulations thereunder. As a result, the Bonus Shares Recipients who have resold or will resell their bonus shares may be subject to SEC enforcement actions. Some of these shares may have already been sold without the benefit of a Registration Statement or available prospectus exemption. Consequently, such transferors may have violated the Securities Act and may seek contribution liability from the Company if the SEC decides to enforce the violation. For those Bonus Shares Recipients who have not resold their securities, we have attempted to notify them of these liability issues and requested that they deliver their shares to the Company for cancellation and reissuance with the proper restrictive legend. We have also asked the transfer agent to identify these shares and to put a stop transfer order on them, if it is reasonably possible. The Company has requested the return of 75,000 common shares originally issued under the Stock Bonus Plan for cancellation in order to correct the over-issuance from its Stock Bonus Plan. As of October 27, 2003, 25,000 common shares have been returned and endorsed to the Company for cancellation. The Company anticipates receiving the remaining 50,000 common shares for cancellation by November 7, 2003. The Company will implement additional internal procedures to ensure that this type of error will not occur in the future.

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

During 2001, the stockholders of the company voted and approved to increase the total shares reserved under the plans from 2,500,000 shares to 6,500,000 shares.

Summary. The following sets forth certain information as of October 29, 2003 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	2,500,000	2,000,000	N/A	500,000
Non-Qualified Stock Option Plan	3,500,000	660,000	N/A	2,840,000
Stock Bonus Plan	500,000	N/A	573,058	0
Options outside of plans	N/A	130,000	N/A	N/A

In January 2003, an employee was issued 12,386 bonus shares as compensation for services.

The following tables lists all options and warrants granted by the Company as of October 29, 2003, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Kenneth Galpin	300,000	$0.20	08/01/06
George Shahnazarian	300,000 150,000	$0.20 $0.25	06/01/06 05/28/04
Joy Tan	300,000	$0.20	08/01/06
Glenn Davies	300,000	$0.20	08/01/06
Ken Landis	300,000	$0.20	08/01/06
David Woodcock	300,000	$0.20	08/01/06
Scott Munro	50,000	$0.25	08/01/06
Bradford Long	500,000	$0.25	12/10/03
Company employees, former employees and consultants	625,000 300,000 60,000 250,000	$0.15 $0.32 $0.25 $0.25	08/28/05 01/28/07 12/10/03 08/01/06
Other warrant holders	1,660,000	$0.15 to $0.40	12/22/02 to 08/28/05
	--------------- 5,395,000 =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of October 31, 2003 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Most Home Corp., Suite 100 - 11491 Kingston Street, Maple Ridge, British Columbia, Canada V2X 0Y6.
Name and Address	Shares Owned (1)	Percentage
Kenneth Galpin	4,958,452	25.7%
Scott Munro	56,046	0.3%
George Shahnazarian	5,505,117	28.3%
Ken Landis	6,258,452 (3)	31.8%
Glenn Davies	300,000	1.8%
Joy Tan	300,000	1.8%
David Woodcock Jacksonville, FL	300,000	1.8%
612559 B.C. Ltd. Maple Ridge, British Columbia Canada	4,638,452 (2)	24.4%
KJS Ventures Ltd. Abbotsford, B.C. Canada	1,125,000 (3)	6.8%
Khachik Toomian Sherman Oaks, CA	3,913,067	24.3%
Bradford Long	500,000	3.0%
William G. Spears New York, NY	4,875,000 (4)	27.5%
All officers and directors as group (8 persons)	----------------- 8,901,163 ==========	-------------- 40.7% ========

(1)   Includes shares issuable to the following persons upon the exercise of options or warrants or upon the exchange of the Company's Series A Preferred stock or Series B Preferred stock:
Name	Shares Issuable Upon Exercise of Options or Warrants	Exercise Price	Expiration Date of Option or Warrant	Shares Issuable Upon Exchange of Series A Preferred Stock ("A") or Series B Preferred Stock ("B")
Kenneth Galpin	300,000	$0.20	08/01/06	--
George Shahnazarian	300,000 150,000	$0.20 $0.25	08/01/06 5/28/04	--
Scott Munro	50,000	$0.25	08/01/06	-
Joy Tan	300,000	$0.20	08/01/06	--
Glenn Davies	300,000	$0.20	08/01/06	--
Ken Landis	300,000	$0.20	08/01/06	--
David Woodcock	300,000	$0.20	08/01/06	--
KJS Ventures Ltd.	375,000	$0.25	07/12/04	--
Bradford Long	500,000	$0.25	12/10/03	--
William G. Spears	375,000 1,250,000	$0.40 $0.15	03/20/05 09/16/05	-- --

(2)  On September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of Most Home's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of Most Home Corp. The option expired on April 30, 2002. A new option was signed on July 31, 2002. Under the new option agreement 612559 B.C. Ltd. acquired the voting rights to 2,871,559 Series A preferred shares and 628,441 common shares from Mr. and Mrs. Coughlin, as well as an option to acquire the said shares at a price that ranges from $0.30 to $1.00 per share. During 2002, 612559 B.C. Ltd. acquired 211,323 shares from Mr. and Mrs. Coughlin pursuant to the private option. The new option agreement expires on April 30, 2004.

     The share ownership in the table for 612559 B.C. Ltd.;

- includes 1,641,442 common shares owned directly;

- assumes 2,871,559 Series A preferred shares of Most Home Corp. and Most Home's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 2,871,559 shares of Most Home's common stock; and

- includes 417,118 common shares, which 612559 B.C. Ltd. acquired voting rights to on July 31, 2002.

     The shareholders of 612559 B.C. Ltd. are as follows:
Name	% Ownership
Kenneth Galpin	20.1% *
George Shahnazarian	2.0%
George Shahnazarian	20.1% *
Glenn Davis	20.1% *
David Woodcock	3.35% *
Joy Tan	3.35% *
KJS Ventures Ltd.	25.0% (3)
Non-affiliates of Most Home	6.0%
------------ 100% ======

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

Management has prepared a schedule to provide a simple understanding of share ownership, which is being filed as Exhibit 99.1 to this Annual Report. The schedule does not replace the information set forth in Item 11 above, and management further advises that the schedule is only additional information for investors. We make no representation that the schedule meets the legal requirements of Item 11 of Form 10-KSB nor is the schedule to replace Item 11.

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

Also on September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of Most Home's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of Most Home Corp. The option expired on April 30, 2002. A new option was signed on July 31, 2002. Under the new option agreement 612559 B.C. Ltd. acquired the voting rights to 2,871,559 Series A preferred shares and 628,441 common shares from Mr. and Mrs. Coughlin, as well as an option to acquire the said shares at a price that ranges from $0.30 to $1.00 .per share. The new option agreement expires on April 30, 2004. Kenneth Galpin, George Shahnazarian and Ken Landis are directors and officers of 612559 B.C. Ltd. As of October 29, 2003, $83,396 has been paid towards the exercise of the option.

On September 25, 2001, an investor agreed to acquire a minimum of 3,416,667 units of Most Home for an aggregate purchase price of $1,500,000. Each unit consists of one Series B Preferred Share and one-half of a warrant. The warrants expire one year from the date of issuance. The private placement has had three closings, however, the transaction was only partially completed. As part of the first closing the investor paid Most Home $100,000 in consideration for 666,667 Series B Preferred Shares and 333,334 warrants. Originally it was anticipated that an additional 2,750,000 Series B Preferred shares and 1,375,000 warrants would be issued for additional gross proceeds of $1,400,000. The Company received communication from the investor that he was unable to fulfill this agreement due to insufficient liquidity additional Series B Preferred shares were never issued and the private placement agreement has now expired. On October 19, 2002, the 667,667 issued Series B Preferred shares were automatically converted to 666,667 shares of common stock in accordance with the original terms of the private placement agreement.

Loans

In October 2000, the Company loaned $81,633 to 612559 B.C. Ltd., a private company controlled by Kenneth Galpin, George Shahnazarian and Ken Landis as part of a subscription to purchase 544,218 common shares in the Company. 612559 B.C. Ltd. delivered a promissory note to the Company in exchange. The promissory note accrues interest at the rate of 7.5% per annum, is payable on demand and is not secured.  As at October 29, 2003, the loan balance under the promissory note is $43,472.

Prior to the Company's acquisition of Most Referred™ in fiscal 2000, Most Referred™ funded certain expenditures incurred by Bill Coughlin, then a director and executive officer of the Company and now a shareholder of the Company, and in 2001, the Company paid certain personal expenses of Mr. Coughlin. The amount due from Mr. Coughlin is without interest, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. Pursuant to a verbal agreement between present management of the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares on the open market. At July 31, 2003 Mr. Coughlin held common shares having a market value in excess of the amount due. As at July 31, 2003, Mr. Coughlin owes the Company $91,294.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits
Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation effective June 27, 2000 (2)
3.3	Amendment to the Articles of Incorporation dated March 11, 2002 (name change and increase in capital stock) (3)
3.4	Bylaws (1)
3.5	Amended Bylaws dated February 15, 2002 (4)
4.1	Certificate of Designation setting forth rights and preferences of Series A Preferred Stock dated April 20, 2000 (5)
4.2	Certificate of Designation setting forth rights and preferences of Series B Preferred Stock dated September 25, 2001 (6)
4.3	Certificate of Designation setting forth rights and preferences of Series C Preferred Stock dated March 11, 2002 (4)
10.1	Incentive Stock Option Plan, as amended January 15, 2002 (7)
10.2	Non-Qualified Stock Option Plan, as amended October 29, 2001 (7)
10.3	Stock Bonus Plan (7)
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)

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

(4)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended January 31, 2002.

(5)    Incorporated by reference to Current Report on Form 8-K dated May 12, 2000.

(6)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(7)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

(b) Reports on Form 8-K

During the quarter ending July 31, 2003 the Company did not file any report on Form 8-K..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $27,500 and $28,798, respectively.

2) Audit-Related Fees - $nil.

3) Tax Fees - $5,500.

4) All Other Fees - $nil.

5) Not applicable.

6) Not Applicable.

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Year ended July 31, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Most Home Corp.

We have audited the consolidated balance sheets of Most Home Corp. as of July 31, 2003 and July 31, 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Most Home Corp. as of July 31, 2003 and July 31, 2002 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

Chartered Accountants

Abbotsford, Canada

October 21, 2003

MOST HOME CORP.

Consolidated Balance Sheet
(Expressed in U.S. Dollars)

July 31, 2003 and July 31, 2002
	July 31, 2003	July 31, 2002
Assets
Current assets: Cash Accounts receivable, net of allowance of $6,027 (2002 - $Nil) Prepaid expenses Security deposits	$ 3,278 75,755 20,271 16,659	$ - 62,123 30,315 14,751
	115,963	107,189
Due from related parties (Note 3)	108,626	112,005
Fixed assets (Note 4)	117,497	96,929
Website development and intangible assets (Note 5)	178,921	102,494
Goodwill (Note 6)	581,050	581,050
	$1,102,057	$ 999,667
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 7)	$ - 382,036 204,567 54,471	$ 1,219 500,080 152,365 75,334
	641,074	728,998

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
  Additional paid-in capital - Series B preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	15,993 2,223,192 2,872 481,704 - - (2,239,017) (23,761)	12,090 1,655,129 2,872 481,704 667 156,119 (2,058,025) 20,113
	460,983	270,669
Commitment (Note 13)	$ 1,102,057	$ 999,667

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

Years ended July 31, 2003, 2002 and 2001
	2003	2002	2001
Revenue: Membership dues Referral fees ClientBuilder revenue Miscellaneous revenue	$ 375,612 994,275 44,365 13,465 1,427,717	$ 230,728 727,309 - 13,212 971,249	$ 226,820 433,198 - 20,096 680,114
Direct costs: Referral and license fees Credit card Telephone and communications Wages, commissions and benefits	5,481 10,546 35,803 473,064 524,894	- 9,089 34,025 389,860 432,974	- 5,677 27,559 288,261 321,497
Gross margin	902,823	538,275	358,617

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                  - goodwill and intangibles
  Bad debts
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Research and development
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	5,758 41,392 7,564 6,027 34,037 16,092 18,786 39,611 43,237 29,397 82,513 18,938 152,200 - 4,552 9,642 37,730 135,436 400,903 1,083,815	5,995 34,361 7,565 - 14,936 9,173 14,195 90,199 29,101 14,353 211,332 11,771 163,485 224,967 9,567 9,355 54,913 152,739 347,789 1,405,796	4,385 25,891 334,549 - 4,972 8,030 9,643 17,658 24,960 8,826 184,482 11,395 141,359 - 5,883 7,079 43,657 86,242 263,178 1,182,189
Net loss for the period	$ (180,992)	$ (867,521)	$ (823,572)
Net loss per common share, basic and diluted	$ (0.01)	$ (0.06)	$ (0.07)
Weighted average common shares, basic and diluted	18,370,286	15,045,054	12,549,505

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)

Year ended July 31, 2003, 2002 and 2001
	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Balance, July 31, 2000	5,054,367	$ 5,054	$ 330,376	4,500,000	$ 4,500	$ 754,875	-	$-	$ -	$ 905	$ (306,932)	$ 788,778
Common stock issued for compensation on August 8, 2000 at fair market value of $0.25 per share	$ 71,000	$ 71	$ 17,679	-	-	-	-	-	-	-	-	$ 17,750
Common stock issued for cash on October 19, 2000 at $0.15 per share, net of issuance costs of $2,130	2,589,569	2,590	383,715	-	-	-	-	-	-	-	-	386,305
Issuance of common stock under subscription on October 19, 2000 at $0.15 per share	544,218	544	81,089	-	-	-	-	-	-	-	-	81,633
Subscription receivable	-	-	(81,633)	-	-	-	-	-	-	-	-	(81,633)
Common stock issued for compensation on November 24, 2000 at fair market value of $0.19 per share	4,000	4	756	-	-	-	-	-	-	-	-	760
Subscription receivable paid on January 31, 2001	-	-	20,000	-	-	-	-	-	-	-	-	20,000
Common stock issued for acquisition of AMRR.com, Inc. (Note 2(a))	446,530	447	83,277	-	-	-	-	-	-	-	-	83,724
Common stock issued for compensation on February 26, 2001 at fair market value of $0.19 per share	1,000	1	189	-	-	-	-	-	-	-	-	190
Common stock issued under subscription on March 5, 2001 at $0.20 per share, net of issuance costs of $1,162	375,000	375	73,463	-	-	-	-	-	-	-	-	73,838

See accompanying notes to consolidated financial statements

MOST HOME CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)

Year ended July 31, 2003, 2002 and 2001
	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Common stock issued for compensation on May 7, 2001 at fair market value of $0.16 per share	88,500	89	14,072	-	-	-	-	-	-	-	-	14,160
Common stock issued under subscription on May 22, 2001 at $0.20 per share net of issuance costs of $60	375,000	375	74,565	-	-	-	-	-	-	-	-	74,940
Common stock issued under subscription on May 29, 2001 at $0.20 per share net of issuance costs of Nil	150,000	150	29,850	-	-	-	-	-	-	-	-	30,000
Common stock issued for compensation on May 31, 2001 at fair market value of $0.24 per share	5,000	5	1,195	-	-	-	-	-	-	-	-	1,200
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	- -	- -	- -	362 -	- (823,572)	362 (823,572)
										362	(823,572)	(823,210)
Balance, July 31, 2001	9,704,184	$ 9,294	$ 1,028,594	4,500,000	$ 4,500	$ 754,875	-	-	-	$1,267	$ (1,130,504)	$ 668,436

See accompanying notes to consolidated financial statements

MOST HOME CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Common stock issued as compensation for services on May October 15, 2001 at fair market value of $0.165 per share	7,500	8	1,230	-	-	-	-	-	-	-	-	1,238
Series B preferred stock issued for cash on October 19, 2001 at $0.15 per share net of issuance costs of $3,214	-	-	-	-	-	-	666,667	667	96,119	-	-	96,786
Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	60,000	-	(60,000)	-
Conversion of Series A preferred shares into common shares on November 28, 2001	1,000,000	1,000	167,750	(1,000,000)	(1,000)	(167,750)	-	-	-	-	-	-
Subscription receivable paid on December 17, 2001	-	-	18,164	-	-	-	-	-	-	-	-	18,164
Warrants issued as compensation for services on January 29, 2002 as fair market value of $0.29 per warrant issued	-	-	87,000	-	-	-	-	-	-	-	-	87,000
Common stock issued for cash on February 28, 2002 at approximately $0.33 per share net of issuance costs of $2,280	750,000	750	246,970	-	-	-	-	-	-	-	-	247,720
Conversion of Series A preferred shares into common shares on June 10, 2002	628,441	628	105,421	(628,441)	(628)	(105,421)	-	-	-	-	-	-
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	- -	- -	- -	18,846 -	- (867,521)	18,846 (867,521)
											(867,521)	(848,675)
Balance, July 31, 2002	12,090,125	$ 12,090	$ 1,655,129	2,871,559	$ 2,872	$ 481,704	666,667	$ 667	$ 156,119	$ 20,113	$ (2,058,025)	$ 270,669

See accompanying notes to consolidated financial statements

MOST HOME CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)

Year ended July 31, 2003, 2002 and 2001
	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Warrants issued as compensation for services on August 28, 2002, at fair value of $0.08 per warrant issued	-	-	50,000	-	-	-	-	-	-	-	-	50,000
Common stock issued to settle debt on August 28, 2002, at approximately $0.13 per share	120,850	121	16,003	-	-	-	-	-	-	-	-	16,124
Common stock issued for cash on August 29, 2002 at $0.15 per share, net of issuance costs of $3,200	2,500,000	2,500	244,300	-	-	-	-	-	-	-	-	246,800
Common stock issued to settle debt on September 24, 2002 at $0.26 per share	128,205	128	33,206	-	-	-	-	-	-	-	-	33,334
Deemed conversion of series B preferred shares to common stock on October 19, 2002	666,667	667	156,119	-	-	-	(666,667)	(667)	(156,119)	-	-	-
Common stock issued as compensation on January 24, 2003 at $0.196 per share	12,386	12	2,410	-	-	-	-	-	-	-	-	2,422
Common stock issued to settle debt on January 24, 2003, at approximately $0.26 per share	134,615	135	34,865	-	-	-	-	-	-	-	-	35,000
Common stock issued on February 26, 2003 for exercise of warrants at $0.15 per share	340,000	340	50,660	-	-	-	-	-	-	-	-	51,000
Common stock issued from Stock Bonus Plan to be cancelled (note 11(c))	-	-	(19,500)	-	-	-	-	-	-	-	-	(19,500)
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	- -	- -	- -	(43,874) -	- (180,992)	(43,874) (180,992)
												(224,866)
Balance, July 31, 2003	15,992,848	$ 15,993	$ 2,223,192	2,871,559	$ 2,872	$ 481,704	-	$ -	$ -	$ (23,761)	$ (2,239,017)	$ 460,983

See accompanying notes to consolidated financial statements

MOST HOME CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Years ended July 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Loss for the year	$ (180,992)	$ (867,521)	$ (823,572)
Items not involving cash:
Amortization	48,956	41,926	360,440
Amortization of web site development costs	80,571	88,038	44,383
Common stock and warrants issued for services	52,422	88,238	34,060
Changes in operating asset and liabilities:
Accounts receivable	(13,632)	(26,343)	(26,404)
Prepaid expenses	10,044	(7,311)	6,041
Security deposits	(1,908)	4,311	(8,252)
Accounts payable and accrued liabilities	(53,086)	295,602	109,602
Unearned revenue	52,202	81,436	(66,560)
Other, including foreign exchange adjustments	(39,860)	18,846	362
Net cash used in operating activities	(45,283)	(282,778)	(369,900)

Cash flows from investing activities:
Purchase of fixed assets	(74,716)	(45,516)	(75,964)
Web site development	(164,561)	(103,025)	(70,590)
Net cash used in investing activities	(239,277)	(148,541)	(146,554)

Cash flows from financing activities:
Net proceeds from issuances of and subscriptions for common and preferred stock	297,800	362,670	585,084
Increase (decrease) in bank overdraft	(1,219)	1,219	-
Advances to related party	(19,768)	(12,868)	(13,153)
Repayment of advances to related party	11,025	23,835	1,726
Advances from (to) shareholder	-	35,000	(13,887)
Repayment of promissory notes	-	-	(24,887)
Net cash provided by financing activities	287,838	409,856	534,883

Increase (decrease) in cash	3,278	(21,463)	18,429
Cash, beginning of year	-	21,463	3,034

Cash, end of year	$ 3,278	$ -	$ 21,463
Supplementary disclosure:
Non-cash transactions:
Purchase of AMRR.com, Inc. for stock	$ -	$ -	$ 45,901
Common stock issued to settle debt	$ 84,458	$ -	$ -
Interest paid	$ 18,720	$ 10,455	$ 3,455
Income taxes paid	$ -	$ -	$ -

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years ended July 31, 2003, 2002, and 2001

1. General and future operations:

Most Home Corp. (formerly MarketU Inc.) ("Most Home" or the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. To April 28, 2000, it was substantially inactive and, for financial reporting purposes, considered to be a development stage enterprise. On April 28, 2000, Most Home acquired two Canadian subsidiaries in a series of transactions that were accounted for as a business combination utilizing the purchase method with Most Home identified as the acquirer. The acquired Canadian subsidiaries were Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively "Most Referred™").

On July 31, 2001 Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. were amalgamated into Most Referred Real Estate Agents Inc.

On February 14, 2001 the Company acquired approximately 86.9% of the issued and outstanding shares of AMRR.com Inc. ("AMRR") through a share issuance. Prior to July 31, 2001 and pursuant to the purchase agreement, AMRR purchased for cash, the remaining outstanding shares of AMRR for cancellation. The effect of this transaction increased the Company's ownership in AMRR to 100%. AMRR's operations are included since February 14, 2001.

On April 8, 2002, the Company changed its name to Most Home Corp.

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

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses from operations and negative cash flows from operations and at July 31, 2003 has an accumulated deficit of $2,227,557. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2004. Additional debt or equity financing of approximately $375,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through a bank line of credit and a term loan in addition to one or more private placements of the Company's common or preferred stock. On October 17, 2003 management arranged a term loan and line of credit providing approximately $110,000 in financing to the Company. Additional financing required by the Company to sustain operations for the next twelve months will be sought by management, through the sale of the Company's stock.

2. Significant accounting policies:

(a) Basis of presentation:

(i) Acquisition of AMRR:

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

(ii) Unaudited pro forma information:

The following table reflects unaudited pro forma information, which combines the operations of AMRR and the Company for the year ended July 31, 2001, as if the acquisition had taken place at the beginning of 2001. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisition.
Year ended July 31, 2001
Revenue:
Membership	$ 226,820
Referral fees	433,198
Other	20,096
680,114
Cost of sales	407,739
Gross margin	272,375
General and administrative expenses	769,185
Amortization of goodwill and intangibles	339,592
1,108,777
Pro forma net loss	$ (836,402)
Pro forma net loss per share, basic and diluted	$ (0.07)

(b) Consolidation:

The consolidated financial statements include the accounts of the Company and all of its directly and indirectly owned subsidiaries since acquisition, all of which are wholly-owned.

All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. As indicated in Note 10 (a), the non-voting preferred shares of 604587 British Columbia Ltd., a wholly owned subsidiary, have a nominal value assigned in accordance with their economic rights. Accordingly, minority interest is not separately presented in the consolidated balance sheet.

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

(f) Goodwill and intangible assets:

Goodwill arose on the acquisition of Most Referred™ and is recorded at cost. Trademarks are brand name rights related to the purchase of AMRR, are recorded at cost and amortized over 60 months on a straight line basis.

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

The Company early adopted SFAS No. 142 effective with its 2002 fiscal year beginning August 1, 2001. Accordingly, in fiscal 2003 and 2002, no amortization of goodwill will be provided. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The company utilizes the market value of the company to measure impairment of enterprise level goodwill. The impact of this change in accounting principle is as follows:

	Year ended July 31, 2003	Year ended July 31, 2002	Year ended July 31, 2001
Net loss as reported	$ (180,992)	$ (867,521)	$ (823,572)
Add: amortization of goodwill	-	-	332,028
Adjusted net loss	$ (180,992)	$ (867,521)	$ (491,544)
Adjusted net loss per common share, basic and diluted	$ (0.01)	$ (0.06)	$ (0.04)

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

(h) Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in basic net loss per share (Note 10(a)). Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the years ending July 31, 2001, 2002 and 2003, basic and diluted net loss per share are the same.

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

The fair value of options granted to employees in fiscal 2003 was $0.10 (2002 - $0.17; 2001 - $0.13) per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:
	Year ended July 31, 2003	Year ended July 31, 2002	Year ended July 31, 2001
Net loss, as reported	$ (180,992)	$ (867,521)	$ (823,572)
Stock based compensation expenses included in net loss, net of related tax effects	-	-	-
Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(210,000)	(97,712)	(91,872)
Pro forma loss	$ (390,992)	$ (965,233)	$ (915,444)
Pro forma loss per share, basic and diluted	$ (0.02)	$ (0.07)	$ (0.07)

Stock based compensation is calculated based upon the following weighted average assumptions:
	Year ended July 31, 2003	Year ended July 31, 2002	Year ended July 31, 2001

Expected life of options	2 years	2 years	2 years
Expected stock price volatility	205%	142%	90%
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.9%	4.3%	7.5%

(k) Revenue recognition:

The Company earns revenues from the sale of annual and monthly non-refundable Realtor® memberships, the sale of annual and monthly non-refundable licenses for ClientBuilder for Brokers ("CBB") and ClientBuilder for Agents ("CBA") products and through referral fees resulting when a person buys or sells a house through a member Realtor® referred by the Company. Membership fees and CBB and CBA license fees are recognized over the membership or license period from the commencement of the membership or license term. Referral fees are recorded when earned and collection is reasonably assured.

3. Due from related parties:
	2003	2002
612559 B.C. Ltd	$ 17,332	$ 28,357
Bill Coughlin	91,294	83,648
	$ 108,626	$ 112,005

The amount due from 612559 B.C. Ltd. ("612559") is without interest or specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the company. Four directors and two officers of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin (the "shareholder") is without interest, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. The amount due from shareholder arose due to Most Referred™ funding certain expenditures pertaining to the shareholder prior to the purchase of Most Referred™ in fiscal 2000 and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and the shareholder, the amount due is to be repaid from proceeds received by the shareholder from sales of the Company's common shares on the open market. At July 31, 2003 the shareholder held common shares having a market value in excess of the amount due.

4. Fixed assets:

Fixed assets consist of the following:
	2003	2002
Cost:
Computer hardware	$ 136,833	$ 101,248
Computer software	28,930	41,570
Leasehold improvements	12,186	20,641
Office equipment	57,548	19,220
Automotive	2,136	1,895
	237,633	184,574
Accumulated amortization:
Computer hardware	(67,529)	(39,372)
Computer software	(25,893)	(15,164)
Leasehold improvements	(1,828)	(18,928)
Office equipment	(24,021)	(13,897)
Automotive	(865)	(284)
	(120,136)	(87,645)
Net book value	$ 117,497	$ 96,929

5.  Website development and intangible assets:
	2003	2002
Cost:
Website development	$ 408,788	$ 244,227
Trademark brand rights	37,823	37,823
	1,033,908	1,033,908
Accumulated amortization:
Website development	(250,041)	(169,470)
Trademark brand rights	(17,650)	(10,086)
	(432,685)	(425,121)
Net book value	$ 178,921	$ 102,494

6. Goodwill:
	2003	2002

Cost	$ 996,085	$ 996,085
Accumulated amortization	(415,035)	(415,035)
Net book value	$ 581,050	$ 581,050

7. Payable to related parties:
	2003	2002
MGA Connectors Ltd. ("MGA"), without interest or specified terms of repayment, unsecured	$ 19,471	$ 39,239
Due to Khachik Toomian ("Toomian"), without interest or specified terms of repayment, unsecured	35,000	35,000
Due to Marketu Communication Ltd. ("Marketu"), without interest or fixed terms of repayment, unsecured	-	1,095
	$ 54,471	$ 75,334

An officer of the Company is also an officer MGA. Mr. Toomian is a major shareholder of the Company. Three directors and two officers of the Company are also directors and officers of Marketu.

The amount due to Mr. Toomian was applied by Mr. Toomian to exercise warrants subsequent to the year end (see Note 10 (c)).

8. Income taxes:

The Company has income tax loss carryforwards of approximately $1,530,000 which are available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire as follows:
	Canada	U.S.	Total
2008	$ 50,000	$ -	$ 50,000
2020	-	81,000	81,000
2021	-	312,000	312,000
2022	-	806,000	806,000
2023	-	281,000	281,000
	$ 50,000	$ 1,480,000	$ 1,530,000

Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

	2003	2002
Deferred tax assets:
Operating loss carryforwards	$ 555,000	$ 517,000
Unearned revenues	84,000	64,000
Capital assets and web site development	16,000	41,000
	655,000	622,000
Valuation allowance for deferred tax assets	(649,000)	(615,000)

Net deferred tax assets	6,000	7,000
Deferred tax liabilities:
Prepaid expenses	(6,000)	(7,000)
	(6,000)	(7,000)
	$ -	$ -

9. Financial instruments:

Credit risk:

The Company's financial instruments consist of cash, accounts receivable, security deposits, amount due to (from) related parties, accounts payable and accrued liabilities, and bank overdraft. It is the opinion of management that the maximum credit risk equals their carrying values.

Fair value:

The carrying values of cash, accounts receivable, security deposits, accounts payable and accrued liabilities and bank overdraft, approximate fair value due to the short-term maturities of these instruments.

It is not practicable to determine the fair value of the amounts due from related parties or amounts due to related parties due to their related party nature and the absence of a secondary market for such instruments.

Foreign Exchange Risk:

The Company's Canadian subsidiary, Most Referred™ Real Estate Agents Inc., operates in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to this subsidiary will fluctuate with the Canadian foreign exchange rate. The Company has not entered into derivative instruments to reduce foreign exchange risk.

10. Share capital:

(a) Authorized:

250,000,000 Common shares, par value of $0.001 per share

100,000,000 Preferred shares, par value $0.001 per share, designated as follows:

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

In the event of liquidation, dissolution of winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction or capital, no distribution will be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C preferred shares unless, prior thereto, the holders of the Series C preferred shares will have received $0.875 per share. After payment of the aforesaid amounts to the holders of the Series C preferred shares they will not, as such, be entitled to share any further in the distribution of the assets of the Company.

The rights and preferences of the unissued and undesignated preferred shares have not been determined.

(b) Options:

The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of and for the three years ended July 31, 2003:

Date	Number of options granted	Weighted average exercise price

Balance, July 31, 2000	1,267,000	$0.51

Issuances:
May 25, 2001	715,000	$0.25
Cancellations:
September 21, 2000	(400,000)	$0.25
September 21, 2000	(300,000)	$1.00
September 21, 2000	(40,000)	$0.43
February 26, 2001	(3,000)	$0.43

Balance, July 31, 2001	1,239,000	$0.33

Issuances:
December 10, 2001	560,000	$0.25

Balance, July 31, 2002	1,799,000	$0.30

Issuances:
July 25, 2003	1,800,000	$0.20
July 25, 2003	300,000	$0.25
Expired:
June 1, 2003	(715,000)	$0.25

Balance, July 31, 2003	3,184,000	$0.25

All options are exercisable upon issuance except as noted below.

Options outstanding at July 31, 2003 are as follows:
Number of shares	Expiry date	Exercise price
524,000	August 1, 2003	$0.43 [4]
60,000	December 10, 2003	$0.25 [1]
500,000	December 10, 2003	$0.25 [2]
1,800,000	August 1, 2006	$0.20 [3]
300,000	August 1, 2006	$0.25 [3]
3,184,000

1 These options vested on October 9, 2002.

2 350,000 options vested on December 10, 2002 and 150,000 options vested on January 10, 2003.

3 2,050,000 of these options vested on August 1, 2003 and 50,000 vest on December 2, 2003.

4 These options expired subsequent to the year end.

The following options, included in the total above, have been issued and remain unexercised as of July 31, 2003 under the "Incentive Stock Option Plan", and the "Non-qualified Stock Option Plan".

Date of grant	Expiry date	Number of options granted	Exercise price

Incentive Stock Option Plan:
December 10, 2001	December 10, 2003	500,000	$0.25
July 25, 2003	August 1, 2006	1,200,000	$0.20
July 25, 2003	August 1, 2006	300,000	$0.25
Non-qualified Stock Option Plan:
May 20, 2000	August 1, 2003	394,000	$0.43
December 10, 2001	December 10, 2003	60,000	$0.25
July 25, 2003	August 1, 2006	600,000	$0.20

The fair value of options granted to employees in fiscal 2003 was $0.10 (2002 - $0.17; 2001 - $0.13) per share.

Pro forma loss and loss per share is disclosed in note 2(j).

(c) Warrants:

The following table sets forth information concerning warrants granted:
Date of grant	Number of warrants granted	Weighted average exercise price
Balance, July 31, 2000	567,167	$0.95

Issuances:
October 18, 2000	1,566,893	$0.30 [1]
May 22, 2001	375,000	$0.25
May 29, 2001	150,000	$0.25

Expirations:
February 10, 2001	(50,000)	$0.75
March 10, 2001	(120,500)	$1.00
March 17, 2001	(66,667)	$0.75
May 1, 2001	(65,000)	$1.25
May 1, 2001	(65,000)	$1.50
Balance, July 31, 2001	2,291,893	$0.33

Issuances:
October 19, 2001	333,334	$0.25
December 22, 2001	200,000	$0.25
January 29, 2002	300,000	$0.32
March 20, 2002	375,000	$0.40

Expirations:
December 21, 2001	(200,000)	$0.75
Balance, July 31, 2002	3,300,227	$0.30

Issuances:
August 28, 2002	1,250,000	$0.15
August 28, 2002	625,000	$0.15
Expirations:
December 21, 2002	(200,000)	($0.25)
Exercises:
February 26, 2003	(340,000)	($0.15)
Balance, July 31, 2003	4,635,227	$0.25

1 The exercise price on these warrants increased to $0.30 from $0.25 on October 18, 2001 in accordance with the original terms of the warrant agreement.

Warrants outstanding as at July 31, 2003 are as follows:
Number of shares	Expiry date	Exercise price
1,566,893	October 18, 2003	$0.30 [2]
333,334	October 18, 2003	$0.25 [3]
150,000	May 28, 2004	$0.25
375,000	July 12, 2004	$0.25
375,000	March 20, 2005	$0.40
300,000	January 28, 2007	$0.32
1,535,000	August 28, 2005	$0.15

4,635,227

2 116,667 warrants were exercised subsequent to the year end in exchange for a $35,000 loan due to a shareholder. The remaining 1,450,226 warrants expired subsequent to the year end.

3 333,334 warrants expired subsequent to the year end.

(d) Note receivable for subscription:

The note receivable for subscription is without fixed terms of repayment, bears interest at 7.5% per annum and is secured by the common shares under subscription. As at July 31, 2003, $43,469 (July 31, 2002 - $43,469) remains outstanding on the note receivable.

11. Stock compensation plans:

(a) Incentive stock option plan:

The incentive stock option plan authorizes the issuance of 2,500,000 options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

(b) Non-qualified stock option plan:

The non-qualified stock option plan authorizes the issuance of 3,500,000 options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The option exercise price and expiration date are determined by the Company's Board of Directors.

(c) Stock bonus plan:

The Company's stock bonus plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

On September 25 2003, the Company determined that on January 24 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle existing accounts payable to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan or a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We have attempted to notify the bonus share recipients of the 73,000 shares (the "Bonus Shares Recipients") that the resale of their securities will be a violation of the Securities Act of 1933 if not resold pursuant to an effective Registration Statement or the availability of a prospectus exemption, and that the Company and/or the Bonus Shares Recipients may be subject to potential liabilities under the Exchange Act and the regulations thereunder. As a result, the Bonus Shares Recipients who have resold or will resell their bonus shares may be subject to SEC enforcement actions. Some of these shares may have already been sold without the benefit of a Registration Statement or available prospectus exemption. Consequently, such transferors may have violated the Securities Act and may seek contribution liability from the Company if the SEC decides to enforce the violation. For those Bonus Shares Recipients who have not resold their securities, we have attempted to notify them of these liability issues and requested that they deliver their shares to the Company for cancellation and re-issuance with the proper restrictive legend. We have also asked the transfer agent to identify these shares and to put a stop transfer order on them, if it is reasonably possible. The Company has requested the return of 75,000 common shares originally issued under the Stock Bonus for cancellation in order to correct the over-issuance from its Stock Bonus Plan. As of October 27, 2003, 25,000 common shares have been returned and endorsed to the Company for cancellation. The Company anticipates receiving the remaining 50,000 common shares for cancellation by November 7, 2003. The Company will implement additional internal procedures to ensure that this type of error will not occur in the future.

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

13. Commitment:

The Company has a premises lease commitment of $58,332 in 2004 and $62,508 in 2005.

14. Comparative figures:

Certain of the comparative figures have been reclassified to conform with the financial presentation adopted in 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: October 31, 2003	By: /s/ Kenneth Galpin Kenneth Galpin, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President and Director (Principal Executive Officer)	October 31, 2003
/s/ Scott Munro Scott Munro	Treasurer and Principal Financial Officer	October 31, 2003
David Woodcock	Chairman of the Board	October ___, 2003
/s/ Glenn Davies Glenn Davies	Director	October 31, 2003
Ken Landis	Director	October ___, 2003
/s/ Joy Tan Joy Tan	Director	October 31, 2003