Form 10QSB
period 2003-10-31
MOST HOME CORP
filed 2003-12-22
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10Q-SB

[ X ]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2003
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of December __, 2003 the Company had 16,669,515 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Three months ended October 31, 2003

(Unaudited)

MOST HOME CORP.

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

October 31, 2003 and July 31, 2003
	October 31, 2003 (Unaudited)	July 31, 2003
Assets
Current assets: Cash Accounts receivable, net of allowance of $6,027 (July 31, 2003 - $6,027) Prepaid expenses Security deposits	$ - 75,223 20,933 -	$ 3,278 75,755 20,271 16,659
	96,156	115,963
Due from related parties (Note 4)	114,231	108,626
Fixed assets (Note 7)	136,941	117,497
Website development and intangible assets (Note 5)	197,526	178,921
Goodwill (Note 6)	581,050	581,050
	$ 1,125,904	$1,102,057
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Payable to related parties (Note 8)	$ 2,790 307,669 245,908 20,319	$ - 382,036 204,567 54,471
	576,686	641,074

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 16,109,515; July 31, 2003 - 15,992,848)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2003 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
    Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	16,110 2,258,075 2,872 481,704 (2,180,155) (29,388)	15,993 2,223,192 2,872 481,704 (2,239,017) (23,761)
	549,218	460,983
	$ 1,125,904	$ 1,102,057

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2003	Three months ended October 31, 2002
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 342,026 118,374 29,632 9,936 499,968	$ 230,276 81,433 1,452 2,396 315,557
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	7,113 3,298 9,990 153,395 173,796	- 2,864 8,772 97,037 108,673
Gross margin	326,172	206,884

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                   - intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	842 3,567 1,891 2,917 3,257 3,515 30 13,829 4,511 20,527 4,133 11,146 482 2,276 11,772 48,472 134,143 267,310	79 13,961 1,891 1,462 4,192 3,596 5,533 10,145 8,132 26,048 5,737 92,000 563 2,342 17,102 26,352 71,183 290,318
Net income (loss) for the period	$ 58,862	$ (83,434)
Net income (loss) per common share, basic	$ 0.00	$ (0.00)
Net income (loss) per common share, diluted	$ 0.00	$ (0.00)
Weighted average common shares, basic	18,871,759	17,477,251
Weighted average common shares, diluted	19,993,670	17,477,251

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended October 31, 2003
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2003	15,992,848	$ 15,993	$ 2,223,192	2,871,559	$ 2,872	$ 481,704	$ (23,761)	$ (2,239,017)	$ 460,983
Common stock issued on October 8, 2003 for exercise of warrants at $0.30 per share	116,667	117	34,883	-	-	-	-	-	35,000
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	(5,627) -	- 58,862	(5,627) 58,862
							(5,627)	58,862	53,235
Balance, October 31, 2003	16,109,515	$ 16,110	$ 2,258,075	2,871,559	$ 2,872	$ 481,704	$ (29,388)	$ (2,180,155)	$ 549,218

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2003	Three months ended October 31, 2002

Cash flows from operating activities:
  Income (loss) for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Warrants issued for services
 Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ 58,862 5,458 27,553 - 532 (662) 16,659 (74,367) 41,341 9,639	$ (83,434) 15,852 17,678 50,000 2,129 4,098 (257) (92,179) 16,501 (2,713)
Net cash used in operating activities	85,015	(72,325)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(30,467) (55,859)	(25,798) (40,826)
Net cash used in investing activities	(86,326)	(66,624)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common and preferred stock
   Increase (repayment) of bank indebtedness
   Advances from related parties
   Advances to related parties

	- 2,790 848 (5,605)	247,500 (1,219) 1,037 (3,719)
Net cash provided by financing activities	(1,967)	243,599
Increase (decrease) in cash	(3,278)	104,650
Cash, beginning of period	3,278	-
Cash, end of period	$ -	$ 104,650
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Warrants issued to settle accounts payable Payable to related party settled upon exercise of warrants	$ 5,167 $ - $ - $ 35,000	$ 640 $ - $ 49,458 $ -

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
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

Operations to date have primarily been financed through the issuance of common and preferred stock. The Company suffered recurring losses from operations and negative cash flows from operations and at October 31, 2003 has an accumulated deficit of $2,180,155.. Subsequent to the three months ended October 31, 2003, with the assistance of two Directors and its Corporate Secretary who acted as Guarantors, the Company was able to secure a new banking facility for its Most Referred® subsidiary. This new facility includes an approx. $57,000 term loan to consolidate specific accounts payables and an operating line of credit of approx. $20,000 to provide the Company with needed cash flow flexibility. Also included in this package was an extension of an additional $20,000 in credit towards its credit cards and release of a pre-existing GIC security of $15,000. The release of the GIC security occurred in the current period. Finally, in December 2003, the Company received gross proceeds of $140,000 from the exercise of existing options.

The Company does not have sufficient working capital to sustain operations until October 31, 2004. Additional debt or equity financing of approximately $125,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities. Management's intention is to generate $125,000 in additional financing through one or more private placements of the Company's common or preferred stock. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that can be expected for the year ending July 31, 2004.

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
(Unaudited)

2.   Significant accounting policies (continued):

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

There were no options granted in the three month periods ended October 31, 2002 and October 31, 2003.

3.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)   The following table sets forth information concerning options granted:

Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2003	3,184,000	$0.25
Expired: August 1, 2003	(524,000)	$0.43
Balance, October 31, 2003	2,660,000	$0.22

All options are exercisable except as noted below.

Options outstanding at October 31, 2003 are as follows:

Number of Shares	Expiry Date	Exercise Price
60,000 500,000 1,800,000 300,000	December 10, 2003 December 10, 2003 August 1, 2006 August 1, 2006	$0.25 $0.25 $0.20 $0.25[1]

Subsequent to the three month period ended October 31, 2003, 560,000 of the above options were exercised for gross proceeds of $140,000.

1 50,000 of these options vest on December 2, 2003.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
(Unaudited)

3. Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2003	4,635,227	$0.25
Expired: October 19, 2003 Exercised: October 8, 2003	(1,783,560) (116,667)	($0.30) ($0.30)
Balance, October 31, 2003	2,735,000	$0.22

As of October 31, 2003 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
150,000 375,000 375,000 1,535,000 300,000 2,735,000	$0.25 $0.25 $0.40 $0.15 $0.324	May 28, 2004 July 12, 2004 March 20, 2005 August 28, 2005 January 28, 2007

(d)  Share Issuances and shares to be issued:

On October 8, 2003 the Company issued 116,667 common shares for the exercise of 116,667 warrants at $0.30 each. Proceeds of $35,000 were previously received by the Company in the form of a shareholder loan in January 2002.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
(Unaudited)

4.   Due from related parties:

	October 31, 2003 (Unaudited)	July 31, 2003
612559 B.C. Ltd. Bill Coughlin	$ 17,332 96,899 $ 114,231	$ 17,332 91,294 $ 108,626

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a registered shareholder in the Company. Two directors and one officer of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin is without interest, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. Mr. Coughlin is a shareholder and a former director of the Company.

The amount due from Mr. Coughlin arose due to Most Referred™ funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred™ and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At October 31, 2003 Mr. Coughlin held common shares having a market value in excess of the amount due.

5.   Website development and intangible assets:
	October 31, 2003 (Unaudited)	July 31, 2003
Cost: Website development Trademark brand rights	$ 464,647 37,823 502,470	$ 408,788 37,823 446,611
Accumulated amortization: Website development Trademark brand rights	(285,403) (19,541) (304,944)	(250,040) (17,650) (267,690)
Net book value	$ 197,526	$ 178,921

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
(Unaudited)

6.   Goodwill:
	October 31, 2003 (Unaudited)	July 31, 2003
Cost	$ 996,085	$ 996,085
Accumulated amortization	(415,035)	(415,035)
Net book value	$ 581,050	$ 581,050

During the three month period ended October 31, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2003
(Unaudited)

7.  Fixed assets:
	October 31, 2003 (Unaudited)	July 31, 2003
Cost:
Computer hardware	$ 153,857	$ 136,833
Computer software	30,614	28,930
Leasehold improvements	14,623	12,186
Office equipment	66,731	57,548
Automotive	2,275	2,136
	268,100	237,633
Accumulated amortization:
Computer hardware	(73,561)	(67,529)
Computer software	(27,649)	(25,893)
Leasehold improvements	(2,867)	(1,828)
Office equipment	(26,127)	(24,021)
Automotive	(955)	(865)
	(131,159)	(120,136)
Net book value	$ 136,941	$ 117,497

8.  Payable to related parties:
October 31, 2003 (Unaudited)	July 31 2003

Simpson Strongtie Canada (formerly MGA Connectors Ltd.) ("SSC"), without interest or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

Due to Marketu Communications Ltd.
("Marketu"), without interest or fixed terms of repayment, unsecured

$ 19,471 - 848 $ 20,319	$ 19,471 35,000 - $ 54,471

An officer of the Company is also an officer of SSC.

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

Three months ended October 31, 2003
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

In May 2002, the Company initiated sales of its previously announced, private label, web services product, ClientBuilder for Brokers™. This product builds upon the technologies and services developed for Most Referred™ and provides the Company with another revenue stream. ClientBuilder provides real estate brokerage operations with software based, lead development and management tools for their entire agent teams. Sales of the private label products in the current quarter ended October 31, 2003 have shown promising growth. Most of these sales have been derived from the roll-out of the private label product to our first national ClientBuilder customer in Canada, the Sutton Group. Growth of the sales of ClientBuilder in Canada has been more constrained than anticipated. The constraints are largely associated with delays at the Multiple Listing Services level in implementing new listing display policies and procedures. We are informed that most of these delays should be overcome by early 2004. No such delays are existent in the US market and the sale of ClientBuilder there should be unaffected.

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

In essence, the Company has moved to an Application Service Provider (ASP) model that will allow it to earn larger and more predictable revenues from its customer base. Currently, that portion of the Company's revenues derived from referral fees are realized about 100 days after we have delivered the lead to the member agent and a great deal of the factors determining whether the lead turns into a successful closing are beyond our control.

Operating Review (continued)

By moving to an ASP model the Company has the opportunity to be paid immediately for the services it provides regardless of whether the leads developed and qualified for the member agent result in a successful closing or not. We believe though that this transition to fixed fees from variable ones will take several months to realize.

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

Since achieving profitability, the Company has begun to focus much more attention to the marketing of its ClientBuilder product line in the US market. Opportunity for growth is believed to be largely tied to a successful penetration in key markets such as California, Texas, Florida, New York and Illinois. In early November 2003 the Company initiated prospecting activities for these markets by attending the Annual National Association of REALTORS® convention in San Francisco. The Company used an off-site hotel suite to make presentations to over 15 prospective customers. The response to these presentations was very positive and follow-up activities are now underway. The Company has also moved to expand its sales force in both its Most Referred® and ClientBuilder product lines. Two additional inside sales staff have been added with another four contemplated by the end of Q3. Additional outside sales staff are being identified for the targeted US markets at this time.

Beyond the development and sale of its products, the Company has achieved close to 58.5% increase in current quarter revenues over the comparable quarter in fiscal 2003, while reducing general and administrative expenses. In keeping with the management's previously stated objectives of reducing costs and increasing revenues to achieve profitability, it is pleased to report that these objectives have succeeded. The Company first achieved profitability in Q4 of fiscal 2003 and has also reported a profit in Q1 of fiscal 2004. In the short term, these profits will be used to reduce the existing working capital deficit and increase the Company's exposure in the U.S. through expanded marketing. Management continues to work diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion, although such investment is not reasonably assured.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. The recent increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the monthly average exchange rate for the Canadian to U.S. dollar was 1.3602 for the quarter ended October 31, 2003 compared to 1.5739 for the quarter ended October 31, 2002. This represents an increase of

15.7%, on an average quarterly exchange rate basis, in the Company's expenses and cash disbursements over the quarter ended October 31, 2003. Management anticipates the Canadian dollar average exchange rate against the U.S. dollar will remain strong for the quarter ended January 31, 2004. Management expects this will further increase the Company's expenses and cash disbursements by approximately 3.0% for the quarter ended January 31, 2004 over the expenses for the quarter ended October 31, 2003.

Revenues and expenses

Revenues for the three-months ended October 31, 2003 were $499,968 compared to $315,557 for the prior year quarter ended October 31, 2002. Specific changes to revenue include referral revenues which increased by 48.5% to $342,026 for the three-month period ended October 31, 2003 from referral revenues of $230,276 for the three months ended October 31, 2002. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $81,433 to $118,374 for the three-month period ended October 31, 2002 compared to the three-month period ended October 31, 2003, representing an increase of 45.4%. This increase is due to the company's improved website and lead management products, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

ClientBuilder™ revenue for the three-months ended October 31, 2003 was $29,632 compared to $1,452 for the comparable quarter ended October 31, 2002. This increase is due to the hiring of additional sales and support staff to expand marketing of the Company's ClientBuilder™ product during the current quarter. The Company will continue to allocate resources and hire additional referral and sales staff to grow its referral, website and lead generation business.

Gross margin for the three-months ended October 31, 2003 was $326,172 (65.2%) compared to $206,884 (65.6%) for the comparable quarter ended October 31, 2002. Margins were maintained despite increases in direct costs resulting from foreign currency impacts and hiring of additional sales and support staff due to overall improved efficiencies. As a percentage of revenue, membership and ClientBuilder sales increased by 3.3% to 29.6% ($148,006) for the three-months ended October 31, 2003 from 26.3% ($82,885) for the three-months ended October 31, 2002.

As a percentage of revenue, referral fees decreased to 68.4% ($342,026) for the three-months ended October 31, 2003 from 73.0% ($230,276) for the three-months ended October 31, 2002. Depending on the revenue mix in future periods and the valuation of the Canadian dollar against the U.S. dollar gross margin may fluctuate.

General and administrative expenses were $267,310 during the three-months ended October 31, 2003 compared to $290,318 for the three-months ended October 31, 2002. The decrease in expenses is largely due to reduced management fees. This was offset by the increased wages and benefits and an increase in the value of the Canadian dollar. Specific changes include management fees which decreased to $11,146 for the three-months ended October 31, 2003 from $92,000 for the three-months ended October 31, 2002. This decrease was due to reduction in consulting expenditures and a shift of consultants to employees. Wages and benefits increased from $71,183 for the three-months ended October 31, 2002 to $134,143 for the three-months ended October 31, 2003. This increase in wages and benefits relates to additional management and administrative staff to maintain operations and other reasons as previously stated.

During the three month period ended October 31, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill. Intangibles, consisting of trademarks and brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight-line basis. During the three months ended October 31, 2003, $1,891 of amortization was recorded against intangible assets versus $1,891 for the three months ended October 31, 2002.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at October 31, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and Sources of Capital

Working capital deficiency at October 31, 2003 was $480,530 compared to $525,111 at July 31, 2003.

During the three-months ended October 31, 2003 Most Home's operations provided $85,015 in cash and the Company spent $86,326 on website development and the purchase of equipment. Cash required by Most Home during the three-months ended October 31, 2003 was generated by operations. The Company is attempting to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. Subsequent to the three months ended October 31, 2003, with the assistance of two Directors and its Corporate Secretary who acted as Guarantors, the Company was able to secure a new banking facility for its Most Referred® subsidiary. This new facility includes an approx. $57,000 term loan to consolidate specific accounts payables and an operating line of credit of approx. $20,000 to provide the Company with needed cash flow flexibility. Also included in this package was an extension of an additional $20,000 in credit towards its credit cards and release of a pre-existing GIC security of $15,000.The release of the GIC security occurred in the current period. Finally, in December 2003, the Company received gross proceeds of $140,000 from the exercise of options. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and Sources of Capital (continued)

The Company anticipates that cash flow requirements for the twelve months ended October 31, 2004 will be met by operations and through the exercise of outstanding stock options and warrants. Although the Company received $140,000 in gross proceeds for the exercise of stock options subsequent to the three-months ended October 31, 2003, should further stock options or warrants not be exercised or other additional capital or financing is not acquired, net cash flow needs are as follows:

Debt and liability reduction	$125,000

Recent Accounting Pronouncements

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

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FAS 46), as amended, applies for certain arrangements in the first fiscal year or interim period ending after December 15, 2003 and to all entities in the first fiscal year or interim period ending after December 15, 2004 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003.

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

Most Home has suffered losses in the past

Most Home had net income of $58,862 for the three months ended October 31, 2003. Notwithstanding, Most Home incurred a net loss of $180,992 for the year ended July 31, 2003, incurred a net loss of $867,521 for the year ended July 31, 2002. From the date of its formation through October 31, 2003, Most Home incurred net losses of $2,180,155. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The auditors' report with respect to Most Home's financial statements for the fiscal year ended July 31, 2003 filed with the Annual Report on Form 10-KSB includes an explanatory paragraph on these conditions that places substantial doubt about Most Home's ability to continue as a going concern. These financial statements do not include any adjustment as a result of this uncertainty.

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

Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 8,266,559 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

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

Item 2.  Changed in Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended October 31, 2003, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

In October 2003, the Company issued 116,667 shares of the Company's common stock to a warrant holder in connection with the exercise of an outstanding warrant at an exercise price of $0.30 per share. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

On October 31, 2003, the Company announced its financial results for its fiscal year and fourth quarter ended July 31, 2003. The public announcement was made by means of a press release, the text of which is set forth in Exhibit 99.1 hereto.

On November 21, 2003, the Board of Directors of the Company amended its Bylaws Section 2 of Article II, removing the words "each year on a date to be" and replacing them with "at such time and on such day as", so that Section 2 of Article II now reads:

"Section 2. Annual Meeting:

The annual meeting of the stockholders of the Corporation for the election of directors to succeed those whose terms expire, and for the transaction of such other business as may properly come before the meeting, shall be held at such time and on such day as determined by the Board of Directors."

The Company is furnishing the Amended Bylaws dated November 21, 2003 as Exhibit 3.6 hereto.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.3(3)	Amendment to the Articles of Incorporation dated March 11, 2002
3.4(1)	Bylaws
3.5(4)	Amended Bylaws dated February 15, 2002
3.6	Amended Bylaws dated November 21, 2003
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release dated October 31, 2003.

(1)    Incorporated by reference to Registration Statement on Form 10-SB dated January 20, 2000.

(2)    Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

(3)    Incorporated by reference to Current Report on Form 8-K dated April 15, 2002.

(4)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended January 31, 2002.

(b)   Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOST HOME CORP.
Date: December 19, 2003	By: /s/ Kenneth Galpin Kenneth Galpin, Director and President
By: /s/ Scott Munro Scott Munro, Principal Financial and Accounting Officer