Form 10QSB
period 2004-01-31
MOST HOME CORP
filed 2004-03-24
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2004
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

As of March 23, 2004 the Company had 16,594,515 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Six months ended January 31, 2004

(Unaudited)

MOST HOME CORP.

Interim Consolidated Balance Sheet ,
(Expressed in U.S. Dollars)

January 31, 2004 and July 31, 2003
	January 31, 2004 (Unaudited)	July 31, 2003
Assets
Current assets: Cash Accounts receivable, net of allowance of $1,829 (July 31, 2003 - $6,027) Prepaid expenses Security deposits	$ 17,797 68,772 36,674 -	$ 3,278 75,755 20,271 16,659
	123,243	115,963
Due from related parties (Note 4)	113,803	108,626
Fixed assets (Note 7)	142,493	117,497
Website development and intangible assets (Note 5)	161,136	178,921
Goodwill (Note 6)	581,050	581,050
	$ 1,121,725	$1,102,057
Liabilities and Stockholders' Equity
Current liabilities: Accounts payable and accrued liabilities Unearned revenue Current portion - long term debt (Note 9) Payable to related parties (Note 8)	$ 277,567 276,370 16,491 1,251	$ 382,036 204,567 - 54,471
	571,679	641,074
Long term debt (Note 9)	33,850	-

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 16,594,515; July 31, 2003 - 15,992,848)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2003 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
    Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	16,595 2,412,290 2,872 481,704 (2,368,317) (28,948)	15,993 2,223,192 2,872 481,704 (2,239,017) (23,761)
	516,196	460,983
	$ 1,121,725	$ 1,102,057

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended January 31, 2004	Three months ended January 31, 2003	Six months ended January 31, 2004	Six months ended January 31, 2003
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 262,680 111,682 30,823 8,131 413,316	$ 188,450 96,354 2,847 82 287,733	$ 604,706 230,056 60,455 18,067 913,284	$ 418,726 177,787 4,299 2,478 603,290
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	3,046 5,065 17,251 188,657 214,019	- 2,910 8,113 95,004 106,027	10,159 8,363 27,241 342,052 387,815	- 5,774 16,885 192,041 214,700
Gross margin	199,297	181,706	525,469	388,590

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                 - intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	2,073 14,817 1,891 9,313 4,121 3,572 4,360 21,600 8,906 19,416 5,613 30,631 1,161 2,421 14,546 45,376 197,642 387,459	310 5,028 1,891 2,587 4,400 4,003 15,913 8,388 2,782 13,076 2,463 30,000 2,896 2,383 11,933 36,346 71,031 215,430	2,915 18,384 3,782 12,230 7,378 7,087 4,390 35,429 13,417 39,943 9,746 41,777 1,643 4,697 26,318 93,848 331,785 654,769	389 18,989 3,782 4,049 8,592 7,599 21,446 18,533 10,914 39,124 8,200 122,000 3,459 4,725 29,035 62,698 142,214 505,748
Net loss for the period	$ (188,162)	$ (33,724)	$ (129,300)	$ (117,158)
Net loss per common share, basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares, basic and diluted	19,046,266	18,388,591	18,966,357	17,932,921

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Six months ended January 31, 2004
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2003	15,992,848	$ 15,993	$ 2,223,192	2,871,559	$ 2,872	$ 481,704	$ (23,761)	$ (2,239,017)	$ 460,983
Common stock issued on October 8, 2003 for exercise of warrants at $0.30 per share	116,667	117	34,883	-	-	-	-	-	35,000
Common stock issued on December 10, 2003 for exercise of options at $0.25 per share	560,000	560	139,440	-	-	-	-	-	140,000
Common stock cancelled on November 21, 2003 (Note 3(e))	(75,000)	(75)	75	-	-	-	-	-	-
Warrants issued pursuant to license agreement on December 31, 2003	-	-	14,700	-	-	-	-	-	14,700
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	(5,187) -	- (129,300)	(5,187) (129,300)
							(5,187)	(129,300)	(134,487)
Balance, January 31, 2004	16,594,515	$ 16,595	$ 2,412,290	2,871,559	$ 2,872	$ 481,704	$ (28,948)	$ (2,368,317)	$ 516,196

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six months ended January 31, 2004	Six months ended January 31, 2003

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock-based compensation
    Warrants issued for services
  Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ (129,300) 22,166 69,862 - - 6,983 (1,703) 16,659 (104,469) 71,803 (3,677)	$ (117,158) 22,771 41,885 2,422 50,000 9,239 5,809 (546) (116,386) 12,397 869
Net cash used in operating activities	(51,676)	(88,698)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(50,067) (55,859)	(39,994) (81,652)
Net cash used in investing activities	(105,926)	(121,646)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from exercise of stock options
   Increase in long-term debt
   Repayment of long-term debt
   Advances from related parties
   Repayment of advances to related parties

	- 140,000 54,741 (4,400) 1,251 (19,471)	246,800 - - (1,219) 3,290 (29,004)
Net cash provided by (used in) financing activities	172,121	219,867
Increase (decrease) in cash	14,519	9,523
Cash, beginning of period	(3,278)	-
Cash, end of period	$ 17,797	$ 9,523
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Stock issued to settle accounts payable Warrants issued to settle payable to related party	$ 8,665 $ - $ - $ 35,000	$ 1,517 $ - $ 84,458 $ -

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

1.  General operations:

Most Home Corp. (the "Company" or "Most Home") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. (the "acquired companies") in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. (collectively "Most Referred®"). On March 11, 2002, the shareholders of the Company approved a change in the name of the Company to Most Home Corp.

Following the purchase transaction described above, the Company's primary business activity is providing a service that allows real estate professionals and the general public to find customer service oriented real estate agents in North American cities through the Company's web sites MOSTREFERRED.COM® and related web sites.

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

Operations to date have primarily been financed through the issuance of common and preferred stock. The Company suffered recurring losses from operations and negative cash flows from operations and at January 31, 2004 has an accumulated deficit of $2,368,317.

The Company does not have sufficient working capital to sustain operations until January 31, 2005. Additional debt or equity financing of approximately $150,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities. Management's intention is to generate $150,000 in additional financing through one or more private placements of the Company's common or preferred stock. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the six months ended January 31, 2004 are not necessarily indicative of the results that can be expected for the year ending July 31, 2004.

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

Six months ended January 31, 2004
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

The fair value of options granted to employees in the 3 months ended January 31, 2004 was Nil and for the 6 months ended January 31, 2004 was $0.29 per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:
	3 months ended January 31, 2004	6 months ended January 31, 2004	3 months ended January 31, 2003	6 months ended January 31, 2003
Net loss, as reported	$ (188,162)	$ (129,300)	$ (33,724)	$ (117,158)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(366,270)	(366,270)	-	-
Pro forma loss	$ (554,432)	$ (495,570)	$ (129,300)	$ (117,158)
Pro forma loss per share, basic and diluted	$ (0.03)	$ (0.03)	$ (0.01)	$ (0.01)

Stock based compensation is calculated based upon the following weighted average assumptions:
	3 months ended January 31, 2004	6 months ended January 31, 2004	3 months ended January 31, 2003	6 months ended January 31, 2003

Expected life of options	2 years	2 years	-	-
Expected stock price volatility	286%	286%	-	-
Expected dividend yield	0%	0%	-	-
Risk free interest rate	2.39%	2.39%	-	-

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

3.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)   The following table sets forth information concerning options granted:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2003	3,184,000	$0.25
Expired: August 1, 2003	(524,000)	$(0.43)
Issued: November 5, 2003	1,263,000	$0.30
Exercised: December 10, 2003	(560,000)	$(0.25)
Balance, January 31, 2004	3,363,000	$0.24

All options are exercisable.

Options outstanding at January 31, 2004 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,800,000 300,000 1,263,000 3,363,000	August 1, 2006 August 1, 2006 November 5, 2006	$0.20 $0.25 $0.30

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

3. Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2003	4,635,227	$0.25
Issued: December 31, 2003 Expired: October 19, 2003 Exercised: October 8, 2003	36,750 (1,783,560) (116,667)	$0.40 ($0.30) ($0.30)
Balance, January 31, 2004	2,771,750	$0.22

As of January 31, 2004 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
150,000 375,000 375,000 1,535,000 36,750 300,000 2,771,750	$0.25 $0.25 $0.40 $0.15 $0.40 $0.324	May 28, 2004 July 12, 2004 March 20, 2005 August 28, 2005 December 31, 2006 January 28, 2007

(d)  Share Issuances and shares to be issued:

On October 8, 2003 the Company issued 116,667 common shares upon the exercise of 116,667 warrants at $0.30 each. Proceeds of $35,000 were previously received by the Company in the form of a shareholder loan in January 2002.

(e)  Share cancellations:

On September 25, 2003, the Company determined that on January 24, 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle existing accounts payable to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan or a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We notified two bonus share recipients of 75,000 shares (the "Bonus Shares Recipients") that the resale of their securities will be a violation of the Securities Act of 1933, and that the Company and/or the Bonus Shares Recipients may be subject to potential liabilities under the Exchange Act and the regulations thereunder. The two Bonus Shares Recipients returned their share certificates representing 75,000 bonus stock to the Company, which were subsequently cancelled on November 21, 2003. It has been agreed to by the Company to re-issue the 75,000 common shares upon shareholder approval of a new Stock Bonus Plan. The Company has implemented additional internal procedures to ensure that this type of error will not occur in the future.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

4.   Due from related parties:
	January 31, 2004 (Unaudited)	July 31, 2003
612559 B.C. Ltd. Bill Coughlin	$ 18,240 95,563 $ 113,803	$ 17,332 91,294 $ 108,626

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. 612559 is a registered shareholder in the Company. Two directors and one officer of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin is without interest, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. Mr. Coughlin is a shareholder and a former director of the Company.

The amount due from Mr. Coughlin arose due to Most Referred® funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred® and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At January 31, 2004 Mr. Coughlin held common shares having a market value in excess of the amount due.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

5.   Website development and intangible assets:
	January 31, 2004 (Unaudited)	July 31, 2003
Cost: Website development Trademark brand rights	$ 464,647 37,823 502,470	$ 408,788 37,823 446,611
Accumulated amortization: Website development Trademark brand rights	(319,902) (21,432) (341,334)	(250,040) (17,650) (267,690)
Net book value	$ 161,136	$ 178,921

6.   Goodwill:
	January 31, 2004 (Unaudited)	July 31, 2003
Cost	$ 996,085	$ 996,085
Accumulated amortization	(415,035)	(415,035)
Net book value	$ 581,050	$ 581,050

In accordance with SFAS 142, goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the Company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

7.  Fixed assets:
	January 31, 2004 (Unaudited)	July 31, 2003
Cost:
Computer hardware	$ 161,937	$ 136,833
Computer software	30,486	28,930
Leasehold improvements	23,996	12,186
Office equipment	69,018	57,548
Automotive	2,264	2,136
	287,701	237,633
Accumulated amortization:
Computer hardware	(82,479)	(67,529)
Computer software	(28,876)	(25,893)
Leasehold improvements	(3,769)	(1,828)
Office equipment	(28,965)	(24,021)
Automotive	(1,119)	(865)
	(145,208)	(120,136)
Net book value	$ 142,493	$ 117,497

8.  Payable to related parties:
January 31, 2004 (Unaudited)	July 31 2003

Simpson Strongtie Canada (formerly MGA Connectors Ltd.) ("SSC"), without interest or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

Due to Marketu Communications Ltd.
("Marketu"), without interest or fixed terms of repayment, unsecured

$ - - 1,251 $ 1,251	$ 19,471 35,000 - $ 54,471

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

9. Long term debt:
	January 31, 2004 (Unaudited)	July 31, 2003
Term loan agreement payable in monthly instalments of $1,736, including interest at lender prime +1.5% (5.5%), secured by a GSA and $115,000 security pledge by each of 2 directors and an officer of the Company	$ 50,341	$ -
Less: Current portion	16,491	-
	$ 33,850	$ -

The Company secured a $25,000 Canadian line of credit for its Most Referred® subsidiary. The line of credit bears interest at lender prime + 1.25% (5.25%). There was no outstanding balance on the line of credit as of January 31, 2004.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2004
(Unaudited)

10.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

The Company was established in 1997 to connect real estate consumers with high quality real estate agents via the Internet. Today, through our products, over 75,000 consumers each month are being introduced to the services of some 5,000 agents in over 2,600 markets in the US and Canada.

The Company delivers client acquisition and management services to brokerages and agents within an Application Service Provider model. The Company's service allows brokers to better manage their business and attract productive agents. It also assists agents to acquire and nurture online leads that will generate the highest or most immediate financial return. Essentially, the Company is focused on enhancing and supporting the prospecting activities of its customers.

The Company generates two forms of revenue from the sale of its services. Firstly, it generates recurring annual revenues through the on-line rental of its service technologies by brokerages and agents. Secondly, it generates one-time referral fees from real estate transactions where it has participated in the transaction by qualifying the customer. These fees amount to 25% of one side of each transaction and average about $1,000 per transaction.

The key element to our products and services is how they facilitate five essential steps towards establishing a profitable client relationship for our customer. These steps are: Supporting our customer's web site advertising strategy; Capturing contact & qualification data from web site visitors; Qualifying web leads through our system filtering and licensed call center; Connecting the qualified consumer with our customer; and Maintaining an online data management facility for our customer.

The services and solutions offered by the Company to the marketplace are created using a combination of leading technologies and platforms. Each service is designed to leverage the power and reach of the Internet and deliver scalability and minimal support. The key success of our development efforts so far has been our ability to deliver sophisticated programming features at lower costs than that offered by competitors.

One of the distinguishing strengths of the Company is its real estate lead qualification center. The Company has become adept at hiring, training and licensing customer service personnel that can contact and qualify web leads in a cost effective fashion.

Operating Review

Most Home Corp. targets its services at residential real estate brokers and agents throughout North America that recognize the need to more effectively handle their web leads. Primary focus is placed on the top 500 largest brokerage operations. These can be franchises, large regional brokerages looking for an enterprise level solution or individual agents who do not have the time to manage their web presence.

Sales to major franchise operations are initiated by senior management through direct visits while sales to local brokerage offices are generated through direct mail and phone calls by internal sales staff. The Company plans to expand its marketing activities substantially over the coming four quarters through attendance at industry trade shows and through the development of a unique advertising strategy that leverages certain training resources it possesses.

The segment that the Company has chosen to focus its sales efforts on is presently served by Custom web developers and by one large integrated supplier who focuses on the largest industry players.

Management continues to work diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion, although such investment is not reasonably assured.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Operating Review (continued)

During the quarter, some of the concerns previously outlined by the Company regarding the future viability of its referral business have significantly subsided. There is now a realization in the industry that referral businesses, like the Company's Most Referred® subsidiary which are specifically structured as an outsourcing opportunity for the industry, are beneficial.

Sensing the opportunity, the Company moved to grow in this segment through the addition of staff and facilities. As a result, the quarter saw us achieve substantive revenue growth on a year over year basis. The source of these increased revenues, however, came primarily from the Company's referral business. While this is encouraging, it had been expected that the Company's ClientBuilder product line, which was introduced last year, would be generating greater revenues by now. Several things have conspired to slow the roll-out of ClientBuilder and this has contributed significantly to the losses recorded for the current period.

The primary difficulties experienced with the ClientBuilder rollout are not related to the construction of the product or competitive scenarios. The issues that have slowed adoption of ClientBuilder are marketing and industry related.

The Company has been delayed in the development of an effective marketing strategy that matches the minimal resources available at this time. During the period, the Company did initiate efforts to raise awareness of the product through presentations to key industry players during the National Association of Realtors convention in San Francisco. It also undertook a series of direct sales calls by management members on potential customers in the Mid-Atlantic region and within the Pacific Northwest. During these calls it became apparent that the lead times required by our target customers would be longer than we anticipated. The Company has been encouraged by the reception received from those potential customers visited and believes that the acquisition of a few strong US reference accounts in specific regions is still essential to future success.

Additionally, the Company has experienced some slowness in adoption of its product within the Sutton Group in Canada due to reduced ability to access listing data for the office and individual Agent web sites. This reduced ability is related to the delayed introduction by the Canadian Real Estate Association of new deep-linking policy for its national listing website, mls.ca. We expect that these delays will be overcome soon, however, it is very difficult to accurately predict the adoption and implementation of this new policy.

While the Company was experiencing its marketing and industry difficulties, much of the major development work on the product had been completed and the development staff transitioned to modification type work that cannot be capitalized and amortized over time. This increased our operating expenses for the period by $48,877. The Company also had a big increase in memberships during the current quarter, however, since membership revenues are recognized over the life of the membership contract, the increased membership receipts will benefit future revenues. The increase in development costs being expensed, in addition to the costs associated with our US marketing efforts, accounted for the majority of the losses experienced in this quarter.

Accordingly, the Company has taken steps to ensure that its cash flow is sufficient for its day to day operations and to place additional emphasis internally on cost control and revenue generation. It is also expected that within the next twelve months the Company will acquire additional capital through the exercise of outstanding options to fund its operations and growth.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Operating Review (continued)

The Company is also working to enhance its marketing efforts by focusing more specifically on the needs of the local brokerage office rather than those of the regional franchise. We have also moved to leverage certain training assets that we possess into a cost effective advertising program that will distinguish the Company's offerings from its competitors.

As the Company looks forward, it expects to experience reduced losses in the third quarter and then return to profitability in the fourth quarter of the current fiscal year based largely on seasonal increases in referral revenues. These seasonal increases have been experienced repeatedly over the last three years. The Company also believes that the steps taken to enhance its marketing efforts will begin to yield higher ClientBuilder revenues in the fourth quarter.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. The recent increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the monthly average exchange rate for the Canadian to U.S. dollar was 1.3071 for the quarter ended January 31, 2004 compared to 1.5738 for the quarter ended January 31, 2003. This represents an increase of 20.4%, on an average quarterly exchange rate basis, in the Company's expenses and cash disbursements over the quarter ended January 31, 2004. Management does not anticipate the Canadian dollar average exchange rate against the U.S. dollar will change significantly for the quarter ended April 30, 2004 and will have minimal impact on expenses and cash disbursements.

Revenues and expenses

Revenues for the three months ended January 31, 2004 were $413,316 compared to $287,733 for the prior year quarter ended January 31, 2003 and were $913,284 for the six-month period ended January 31, 2004 compared to $603,290 for the prior year period ended January 31, 2003. Specific changes to revenue include referral revenues which increased by 39.4% to $262,680 for the three-month period ended January 31, 2004 from referral revenues of $188,450 for the three months ended January 31, 2003 and increased by 44.4% to $604,706 for the six-month period ended January 31, 2004 from referral revenues of $418,726 for the six-months ended January 31, 2003. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $96,354 to $111,682 for the three-month period ended January 31, 2003 compared to the three-month period ended January 31, 2004, representing an increase of 15.9%. Membership revenues increased from $177,787 to $230,056 for the six-month period ended January 31, 2003 compared to the six-month period ended January 31, 2004, representing an increase of 29.4%. This increase is due to the Company's improved website and lead management products, in a highly competitive market, increasing sales of websites to real estate agents and Realtors®. The Company remains focused on expanding the revenues from its websites and lead management products.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

The following tables shows revenues and margins for the six-month period ended January 31, 2004 with comparative figures for the prior year:
	Six months ended January 31, 2004	% of Sales	Six months ended January 31, 2003	% of Sales
Revenues:
Referrals	$ 604,706	66.2%	$ 418,726	69.4%
Membership & ClientBuilder	290,511	31.8%	182,086	30.2%
Other	18,067	2.0%	2,478	0.4%
	913,284	100.0%	603,290	100.0%

Gross Margin:	525,469	57.5%	388,590	64.4%

General and administrative expenses	654,769	71.7%	505,748	83.8%
Loss	$ (129,300)	(14.2)%	$ (117,158)	(19.4)%

The following tables shows revenues and margins for the three-month period ended January 31, 2004 with comparative figures for the prior year:
	Three months ended January 31, 2004	% of Sales	Three months ended January 31, 2003	% of Sales
Revenues:
Referrals	$ 262,680	63.6%	$ 188,450	65.5%
Membership & ClientBuilder	142,505	34.5%	99,201	34.5%
Other	8,131	1.9%	82	0.0%
	413,316	100.0%	287,733	100.0%

Gross Margin:	199,297	48.2%	181,706	63.2%

General and administrative expenses	387,459	93.7%	215,430	74.9%
Loss	$ (188,162)	(45.5%)	$ (33,724)	(11.7%)

Gross margin for the quarter ended January 31, 2004 was $199,297 compared to $181,706 for the comparable quarter ended January 31, 2003. Gross margin for the six months ended January 31, 2004 was $525,469 compared to $388,590 for the comparable six months ended January 31, 2004. The decrease in gross margin as a percentage of revenue is due to foreign currency impact of a rising Canadian dollar on the Company's direct costs, the hiring of additional sales and support staff and license fees related to our ClientBuilder product. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales remained unchanged at 34.5% for the quarter ended January 31, 2004 compared to 34.5% for the quarter ended January 31, 2003 and membership and ClientBuilder sales increased by 1.6% to 31.8% for the six months ended January 31, 2004 from 30.2% for the six months ended January 31, 2003. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources and the impact of foreign exchange rates.

As a percentage of revenue, referral fees decreased to 63.6% for the quarter ended January 31, 2004 from 65.5% for the quarter ended January 31, 2003 and referral fees decreased to 66.2% for the six months ended January 31, 2004 from 69.4% for the six months ended January 31, 2003. Gross margin on sales decreased in the three-month period ended January 31, 2004 due to increased licensing costs for its ClientBuilder products and the hiring of additional sales and sales support staff.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

As ClientBuilder sales continue to increase as a percentage of gross revenues, gross margin will continue to decrease in future periods. The Company is allocating resources to focus on selling its website and lead management software and to increase memberships.

General and administrative expenses were $387,459 during the current quarter compared to $215,430 for the quarter ended January 31, 2003 and $654,769 during the current six-month period compared to $505,748 for the six months ended January 31, 2003. This increase in expenses was due to hiring additional technical staff to develop and maintain the Company's website products and an increase in the value of the Canadian dollar (see Foreign Currency Impact). Wages and benefits increased from $71,031 for the three-months ended January 31, 2003 to $197,642 for the current quarter ended January 31, 2004 and increased from $142,214 for the six-months ended January 31, 2003 to $331,785 for the six-months ended January 31, 2004. This increase is due to the completion of major website development in the current quarter and the hiring of additional technical and support staff and foreign currency impact. Management fees decreased from $122,000 for the six months ended January 31, 2003 to $41,777 for the six months ended January 31, 2004. Management fees of $48,000 for the six months ended January 31, 2003 are now included under wages and benefits for the comparable six months ended January 31, 2004. Office lease increased from $8,388 for the three months ended January 31, 2003 to $21,600 for the three months ended January 31, 2004 and increased from $18,533 for the six months ended January 31, 2003 to $35,429 for the six months ended January 31, 2004. This increase is due to the Company leasing additional office space for its operations.

During the three month period ended October 31, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the Company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill. Intangibles, consisting of trademarks and brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight-line basis. During the three months ended January 31, 2004, $1,891 of amortization was recorded against intangible assets versus $1,891 for the three months ended January 31, 2003 and $3,782 of amortization was recorded against intangible assets for the six months ended January 31, 2004 versus $3,782 for the six months ended January 31, 2003.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Critical accounting policies (continued)

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at January 31, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and Sources of Capital

Working capital deficiency at January 31, 2004 was $448,436 compared to $525,111 at July 31, 2003.

During the six month period ended January 31, 2004 Most Home's operations used $51,676 in cash and the Company spent $105,926 on website development and the purchase of equipment. Cash required by Most Home during the six months ended January 31, 2004 was generated from the exercise of Company stock options and through bank financing. The Company is attempting to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. On November 1, 2004, with the assistance of two Directors and its Corporate Secretary who acted as Guarantors, the Company was able to secure a new banking facility for its Most Referred® subsidiary. This new facility includes an approx. $55,000 term loan to consolidate specific accounts payables and an operating line of credit of approx. $19,000 to provide the Company with needed cash flow flexibility. Also included in this package was an extension of an additional $20,000 in credit towards its credit cards. As of January 31, 2004, the Company had repaid $4,400 in principle on the 3-year term loan.

Remaining commitments on the term loan are approximately $1,736 per month, or a total of approximately $62,496, up to and including October 31, 2006. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

The Company anticipates that cash flow requirements for the twelve months ended January 31, 2005 will be met by operations and through the exercise of outstanding stock options and warrants. Management anticipates cash flow needs are as follows:
Debt and liability reduction	$150,000

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

Most Home has suffered losses in the past

Most Home had net loss of $188,162 for the three months ended January 31, 2004 and a net loss of $129,300 for the six months ended January 31, 2004. Most Home incurred a net loss of $180,992 for the year ended July 31, 2003 and incurred a net loss of $867,521 for the year ended July 31, 2002. From the date of its formation through January 31, 2004, Most Home incurred net losses of $2,368,317. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

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

Canadian Real Estate Association ("CREA") policies may impair the Company's ability to provide real estate listings to its Canadian customers.

Most Home has relied in the past on deep linking access to The Canadian Real Estate Association ("CREA") website (mls.ca) for listing data presented on its member websites in a significant portion of the Canadian market. Over the past year, CREA has engaged a technology task force to develop new policy on CREA member use of mls.ca including the practice of deep linking. During the current period, CREA had indicated that its resultant policy proposals would be effective November 1, 2003. Subsequently, CREA rescinded implementation of the policy proposals in order to receive more industry comment. CREA has since advised the Company that it can no longer use deep linking for its members until new policies are officially in place. The Company has complied with CREA's request and is awaiting implementation of the new policy. At this time CREA has provided no definitive timeframe for the approval and deployment its new deep linking policy. As mls.ca access provides a greater display of available listings than just those of the individual member, such access represents a key consumer draw for a member's website. Without this access some agents may delay purchase of a membership until this facility is once again available. Therefore, the Company's ability to sell memberships could be impaired in many parts of the Canadian market for at least some months to come.

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

Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 9,006,309 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

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

Item 2.  Changes in Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the six months ended January 31, 2004, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

In October 2003, the Company issued 116,667 shares of the Company's common stock to a warrant holder in connection with the exercise of an outstanding warrant at an exercise price of $0.30 per share. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

On November 21, 2003 the Company cancelled 75,000 common shares originally issued under its Stock Bonus Plan. See note 3(e).

In December 2003, the Company issued 560,000 shares of the Company's common stock for the exercise of stock options at an exercise price of $0.25 per share. The securities were registered under a Registration Statement on Form S-8.

On December 31, 2003, the Company issued 36,750 common share purchase warrants. Each warrant entitles the warrant holder to purchase one common share at $0.40 per share. The warrants were issued pursuant to the Web Services Package and Realty Services Agreement dated October 31, 2002, between the Company and Sutton Group Financial Services Ltd. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description of Exhibit
10.1

Lending Agreements with Royal Bank of Canada, whereby the Company may borrow up to US$115,000 upon standard terms and conditions. Each of the principals of Most Home, Kenneth Landis, Kenneth Galpin and George Shahnazarian has provided personal guarantees for the lending agreements up to the amount of US$115,000.(1)

31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) The Company undertakes to file the material agreements of the lending arrangement by amendment to Form 10-QSB within a reasonable time.

(b)   Reports on Form 8-K

The Company filed one current report on Form 8-K during the three-month period ended January 31, 2004.

-   On December 22, 2003, the Company filed a current report on Form 8-K announcing that on December 22, 2003, we issued a press release announcing our financial results for the fiscal quarter ended October 31, 2003 and filed the press release as an exhibit to that report.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: March 23, 2004	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
By: /s/ Scott Munro Scott Munro, Treasurer and Principal Financial Officer