Form 10QSB
period 2004-04-30
MOST HOME CORP
filed 2004-06-14
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2004
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

As of June 14, 2004 the Company had 16,594,515 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Nine months ended April 30, 2004

(Unaudited)

MOST HOME CORP.

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

April 30, 2004 and July 31, 2003
	April 30, 2004 (Unaudited)	July 31, 2003
Assets
Current assets: Cash Accounts receivable, net of allowance of $1,766 (July 31, 2003 - $6,027) Prepaid expenses Security deposits	$ 16,953 61,038 23,125 -	$ 3,278 75,755 20,271 16,659
	101,116	115,963
Due from related parties (Note 4)	115,547	108,626
Fixed assets (Note 7)	152,182	117,497
Website development and intangible assets (Note 5)	138,979	178,921
Goodwill (Note 6)	581,050	581,050
	$ 1,088,874	$1,102,057
Liabilities and Stockholders' Equity
Current liabilities: Accounts payable and accrued liabilities Unearned revenue Current portion - long term debt (Note 9) Payable to related parties (Note 8)	$ 324,448 249,572 18,032 1,363	$ 382,036 204,567 - 54,471
	593,415	641,074
Long term debt (Note 9)	28,063	-

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 16,594,515; July 31, 2003 - 15,992,848)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2003 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	16,595 2,412,290 2,872 481,704 (2,409,526) (36,539)	15,993 2,223,192 2,872 481,704 (2,239,017) (23,761)
	467,396	460,983
	$ 1,088,874	$ 1,102,057

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended April 30, 2004	Three months ended April 30, 2003	Nine months ended April 30, 2004	Nine months ended April 30, 2003
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 367,828 110,397 42,327 5,599 526,151	$ 191,181 100,179 13,537 6,005 310,902	$ 972,534 340,453 102,782 23,666 1,439,435	$ 609,907 265,966 17,836 8,483 902,192
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	1,810 4,283 9,448 189,822 205,363	- 1,961 5,850 119,667 127,478	11,969 12,646 36,689 531,874 593,178	- 7,735 22,735 311,708 342,178
Gross margin	320,788	183,424	846,257	560,014

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                  - intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	411 9,173 1,891 9,833 5,285 11,647 7,662 28,924 5,760 4,724 7,735 7,625 2,398 2,869 25,866 53,934 176,260 361,997	3,929 3,128 1,891 20,903 3,575 4,975 5,466 11,393 8,966 16,449 1,466 16,500 536 2,455 4,430 29,153 131,052 266,267	3,326 27,557 5,673 22,063 12,663 18,734 12,052 64,353 19,177 44,667 17,481 49,402 4,041 7,566 52,184 147,782 508,045 1,016,766	4,318 22,117 5,673 24,952 12,167 12,574 26,912 29,926 19,880 55,573 9,666 138,500 3,995 7,180 33,465 81,645 305,341 793,884
Net loss for the period	$ (41,209)	$ (82,843)	$ (170,509)	$ (233,870)
Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares, basic and diluted	19,466,074	18,765,081	19,114,713	18,125,750

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Nine months ended April 30, 2004
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2003	15,992,848	$ 15,993	$ 2,223,192	2,871,559	$ 2,872	$ 481,704	$ (23,761)	$ (2,239,017)	$ 460,983
Common stock issued on October 8, 2003 for exercise of warrants at $0.30 per share	116,667	117	34,883	-	-	-	-	-	35,000
Common stock issued on December 10, 2003 for exercise of options at $0.25 per share	560,000	560	139,440	-	-	-	-	-	140,000
Common stock cancelled on November 21, 2003 (Note 3(e))	(75,000)	(75)	75	-	-	-	-	-	-
Warrants issued pursuant to license agreement on December 31, 2003	-	-	14,700	-	-	-	-	-	14,700
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	(12,778) -	- (170,509)	(12,778) (170,509)
							(12,778)	(170,509)	(183,287)
Balance, April 30, 2004	16,594,515	$ 16,595	$ 2,412,290	2,871,559	$ 2,872	$ 481,704	$ (36,539)	$ (2,409,526)	$ 467,396

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine months ended April 30, 2004	Nine months ended April 30, 2003

Cash flows from operating activities:
  Loss for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Stock-based compensation
    Warrants issued for services
  Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ (170,509) 33,230 98,455 - - 14,717 (2,854) 16,659 (57,588) 45,005 (4,999)	$ (233,870) 27,790 47,083 2,422 50,000 (210) 127 (1,573) (36,433) 51,672 (40,758)
Net cash used in operating activities	(27,884)	(133,751)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(62,242) (64,186)	(49,042) (90,905)
Net cash used in investing activities	(126,428)	(139,947)

Cash flows from financing activities:
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from exercise of stock options
   Increase in long-term debt

   Repayment of long-term debt
   Advances from related parties
   Repayment of advances to related parties

	- 140,000 54,741 (8,646) 1,363 (19,471)	297,800 - - (1,219) 8,807 (29,600)
Net cash provided by financing activities	167,987	275,788
Increase in cash	13,675	2,090
Cash, beginning of period	3,278	-
Cash, end of period	$ 16,953	$ 2,090

Supplementary cash flow information:
   Interest paid
   Taxes paid
   Non-cash activities:
      Stock issued to settle accounts payable
      Warrants issued for contracted services
      Payable to related party settled upon exercise of warrants

	$ 12,135 $ - $ - $ 14,700 $ 35,000	$ 7,153 $ - $ 84,458 $ - $ -

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
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

The Company's Most Referred.com® (stylized) trademark was registered in Canada on November 13, 2003 for use on real estate services, including referral of real estate agents to potential clients moving into an area. The trademark is renewable in 2019.

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

Operations to date have primarily been financed through the issuance of common and preferred stock. The Company suffered recurring losses from operations and negative cash flows from operations and at April 30, 2004 has an accumulated deficit of $2,409,526.

The Company does not have sufficient working capital to sustain operations until April 30, 2005. Additional debt or equity financing of approximately $150,000 will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities. Management's intention is to generate $150,000 in additional financing through one or more private placements of the Company's common or preferred stock. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the nine months ended April 30, 2004 are not necessarily indicative of the results that can be expected for the year ending July 31, 2004.

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

2.   Significant accounting policies (continued):

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

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:
	3 months ended April 30, 2004	9 months ended April 30, 2004	3 months ended April 30, 2003	9 months ended April 30, 2003
Net loss, as reported	$ (41,209)	$ (170,509)	$ (82,843)	$ (233,870)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	(366,270)	-	-
Pro forma loss	$ (41,209)	$ (536,779)	$ (129,300)	$ (117,158)
Pro forma loss per share, basic and diluted	$ (0.00)	$ (0.03)	$ (0.01)	$ (0.01)

The fair value of options granted to employees in the 3 months ended April 30, 2004 was Nil and for the 9 months ended April 30, 2004 was $0.29 per share.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

2.   Significant accounting policies (continued):

The fair value of the options granted to employees was determined using an option pricing model with the following weighted average assumptions:
	3 months ended April 30, 2004	9 months ended April 30, 2004	3 months ended April 30, 2003	9 months ended April 30, 2003

Expected life of options	-	2 years	-	-
Expected stock price volatility	-	286%	-	-
Expected dividend yield	-	0%	-	-
Risk free interest rate	-	2.39%	-	-

3.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)   The following table sets forth information concerning options granted:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2003	3,184,000	$0.25
Expired: August 1, 2003	(524,000)	$(0.43)
Issued: November 5, 2003	1,263,000	$0.30
Exercised: December 10, 2003	(560,000)	$(0.25)
Balance, April 30, 2004	3,363,000	$0.24

All outstanding options are exercisable at April 30, 2004.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

3.   Capital stock (continued):

Options outstanding at April 30, 2004 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,800,000 300,000 1,263,000 3,363,000	August 1, 2006 August 1, 2006 November 5, 2006	$0.20 $0.25 $0.30

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2003	4,635,227	$0.25
Issued: December 31, 2003 Expired: October 19, 2003 Exercised: October 8, 2003	36,750 (1,783,560) (116,667)	$0.40 ($0.30) ($0.30)
Balance, April 30, 2004	2,771,750	$0.22

As of April 30, 2004 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
150,000 375,000 375,000 1,535,000 36,750 300,000 2,771,750	$0.25 $0.25 $0.40 $0.15 $0.40 $0.324	May 28, 2004 July 12, 2004 March 20, 2005 August 28, 2005 December 31, 2006 January 28, 2007

(d)  Share Issuances and shares to be issued:

On October 8, 2003 the Company issued 116,667 common shares upon the exercise of 116,667 warrants at $0.30 each. The exercise price of the 116,667 warrants of $35,000 was paid by settlement of an outstanding shareholder loan of $35,000 to the Company.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

3.   Capital stock (continued):

(e)  Share cancellations:

On September 25, 2003, the Company determined that on January 24, 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle existing accounts payable to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan or a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We notified two bonus share recipients of 75,000 shares (the "Bonus Shares Recipients") that the resale of their securities will be a violation of the Securities Act of 1933, and that the Company and/or the Bonus Shares Recipients may be subject to potential liabilities under the Exchange Act and the regulations thereunder. The two Bonus Shares Recipients returned their share certificates representing 75,000 bonus stock to the Company, which were subsequently cancelled on November 21, 2003. The Company has implemented additional internal procedures to ensure that this type of error will not occur in the future. On April 26, 2004, the shareholders of the Company approved a 2004 Stock Bonus Plan, which allows for up to 500,000 common shares to be issued to employees and directors.

4.   Due from related parties:
	April 30, 2004 (Unaudited)	July 31, 2003
612559 B.C. Ltd. Bill Coughlin	$ 22,209 93,338 $ 115,547	$ 17,332 91,294 $ 108,626

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

The amount due from Mr. Coughlin arose due to Most Referred® funding certain expenditures pertaining to Mr. Coughlin prior to the purchase of Most Referred® and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares in the open market. At April 30, 2004 Mr. Coughlin held common shares having a market value in excess of the amount due.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

5.   Website development and intangible assets:
	April 30, 2004 (Unaudited)	July 31, 2003
Cost: Website development Trademark brand rights	$ 472,974 37,823 510,797	$ 408,788 37,823 446,611
Accumulated amortization: Website development Trademark brand rights	(348,495) (23,323) (371,818)	(250,040) (17,650) (267,690)
Net book value	$ 138,979	$ 178,921

6.   Goodwill:
	April 30, 2004 (Unaudited)	July 31, 2003
Cost	$ 996,085	$ 996,085
Accumulated amortization	(415,035)	(415,035)
Net book value	$ 581,050	$ 581,050

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

7.  Fixed assets:
	April 30, 2004 (Unaudited)	July 31, 2003
Cost:
Computer hardware	$ 154,015	$ 136,833
Computer software	30,249	28,930
Leasehold improvements	42,488	12,186
Office equipment	72,567	57,548
Automotive	2,186	2,136
	301,505	237,633
Accumulated amortization:
Computer hardware	(85,139)	(67,529)
Computer software	(28,767)	(25,893)
Leasehold improvements	(4,522)	(1,828)
Office equipment	(29,717)	(24,021)
Automotive	(1,178)	(865)
	(149,323)	(120,136)
Net book value	$ 152,182	$ 117,497

8.  Payable to related parties:
April 30, 2004 (Unaudited)	July 31 2003

Simpson Strongtie Canada (formerly MGA Connectors Ltd.) ("SSC"), without interest or specified terms of repayment, unsecured

Khachik Toomian, without interest or specific
  terms of repayment, unsecured

Due to Marketu Communications Ltd.
("Marketu"), without interest or fixed terms of repayment, unsecured

$ - - 1,363 $ 1,363	$ 19,471 35,000 - $ 54,471

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2004
(Unaudited)

9. Long term debt:
	April 30, 2004 (Unaudited)	July 31, 2003
Term loan agreement payable in monthly instalments of $1,736, including interest at lender prime plus1.5% (5.5%), secured by a GSA and $115,000 security pledge by each of 2 directors and an officer of the Company	$ 46,095	$ -
Less: Current portion	18,032	-
	$ 28,063	$ -

The Company secured a $25,000 Canadian line of credit for its Most Referred® subsidiary. The line of credit bears interest at lender prime plus 1.25% (5.25%). There was no outstanding balance on the line of credit as of April 30, 2004.

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

The services and solutions offered by the Company to the marketplace are created using a combination of advanced technologies and platforms. Each service is designed to leverage the power and reach of the Internet and deliver scalability and minimal support. The key success of our development efforts so far has been our ability to deliver sophisticated programming features at lower costs than that offered by competitors.

One of the distinguishing strengths of the Company is its real estate lead qualification center. The Company has become adept at hiring, training and licensing customer service personnel that can contact and qualify web leads in a cost effective fashion.

Operating Review

During the current period, management of Most Home Corp. sought specific direction from the Board of Directors, in relation to its business plans. After reviewing assessments of each of the market segments and product lines of the Company, it was agreed that the majority of the Company's resources be directed in the near term towards the further development of its Most Referred subsidiary. The rationale for this decision lay with an understanding that resources previously directed to the ClientBuilder product line have been effective in developing a strong product but that they are insufficient at present to market it well. Therefore, the Directors instructed management to look for ways to move the ClientBuilder product into the market via strategic alliances, or other arrangements, so as to allow Most Home to direct its human and financial resources towards improving Most Referred which has demonstrated strong growth in the past year.

In view of this, the Company has engaged in preliminary discussions with various parties within the real estate industry to establish a selling partnership for its ClientBuilder product line in the United States market. Management believes that discussions will lead to a strategic relationship being formed by Q1 of fiscal 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Operating Review (continued)

Management's decision to focus on its referral business is reflected in the over 90% increase in referral fees generated by Most Referred in the current quarter over the same quarter in the prior year. Management believes that these results will continue to grow in the fourth quarter of fiscal 2004 and into the first quarter of fiscal 2005, as improvements to the Most Referred product line come on stream. These improvements will include new website designs and functionality along with enhancements to the marketing package provided to our member agents. Future interest rate uncertainty makes it difficult to project results beyond the first quarter of 2004 and benefits from implemented product changes could be mitigated by a down-turn in the real estate market should interest rates increase.

During the current quarter the Company was able to resolve the previously reported difficulties experienced with the Canadian Real Estate Association ("CREA") policy implementation for access to Canadian listings via mls.ca. The Company is pleased to report that the new policy with respect to linking to mls.ca is now in place. The Company received written approval from CREA to access mls.ca on behalf of its clients effective at the end of June 2004, once CREA resolves technical issues.

The Company continues to work diligently to attract further investment capital to both significantly reduce the Company's working capital deficiency and provide capital for growth and expansion, although such investment is not reasonably assured.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. The recent increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the monthly average exchange rate for the Canadian to U.S. dollar was 1.3333 for the quarter ended April 30, 2004 compared to 1.5881 for the quarter ended April 30, 2003. This represents an increase of 19.1%, on an average quarterly exchange rate basis, in the Company's expenses and cash disbursements over the quarter ended April 30, 2003. Management anticipates the Canadian dollar average exchange rate against the U.S. dollar will remain unchanged for the quarter ended July 31, 2004 and will have minimal impact on expenses and cash disbursements.

Revenues and expenses

Revenues for the three months ended April 30, 2004 were $526,151 compared to $310,902 for the prior year quarter ended April 30, 2003 and were $1,439,435 for the nine-month period ended April 30, 2004 compared to $902,192 for the prior year period ended April 30, 2003. Specific changes to revenue include referral revenues which increased by 92.4% to $367,828 for the three-month period ended April 30, 2004 from referral revenues of $191,181 for the three months ended April 30, 2003 and increased by 59.5% to $972,534 for the nine-month period ended April 30, 2004 from referral revenues of $609,907 for the nine-months ended April 30, 2003. This increase is due to the greater demand for the Company's referral services and further resources being allocated to providing and marketing this service. Membership revenues increased from $100,179 to $110,397 for the three-month period ended April 30, 2003 compared to the three-month period ended April 30, 2004, representing an increase of 10.2%. Membership revenues increased from $265,966 to $340,453 for the nine-month period ended April 30, 2003 compared to the nine-month period ended April 30, 2004, representing an increase of 28.0%. This increase is due to the Company's improved website and lead management products, in a highly competitive market, increasing sales of websites to real estate agents and REALTORS®. The Company remains focused on expanding the revenues from its websites and lead management products.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

The following tables shows revenues and margins for the nine-month period ended April 30, 2004 with comparative figures for the prior year:
	Nine months ended April 30, 2004	% of Sales	Nine months ended April 30, 2003	% of Sales
Revenues:
Referrals	$ 972,534	67.6%	$ 609,907	67.6%
Membership & ClientBuilder	443,235	30.8%	283,802	31.5%
Other	23,666	1.6%	8,483	0.9%
	1,439,435	100.0%	902,192	100.0%

Gross Margin:	846,257	58.8%	560,014	62.1%

General and administrative expenses	1,016,766	70.6%	793,884	88.0%
Loss	$ (170,509)	(11.8)%	$ (233,870)	(25.9)%

The following tables shows revenues and margins for the three-month period ended April 30, 2004 with comparative figures for the prior year:
	Three months ended April 30, 2004	% of Sales	Three months ended April 30, 2003	% of Sales
Revenues:
Referrals	$ 367,828	69.9%	$ 191,181	61.5%
Membership & ClientBuilder	152,724	29.0%	113,716	36.6%
Other	5,599	1.1%	6,005	1.9%
	526,151	100.0%	310,902	100.0%

Gross Margin:	320,788	61.0%	183,424	59.0%

General and administrative expenses	361,997	68.8%	266,267	85.6%
Loss	$ (41,209)	(7.8%)	$ (82,843)	(26.6%)

Gross margin for the quarter ended April 30, 2004 was $320,788 compared to $183,424 for the comparable quarter ended April 30, 2003. Gross margin for the nine months ended April 30, 2004 was $846,257 compared to $560,014 for the comparable nine months ended April 30, 2003. The decrease in gross margin as a percentage of revenue for the nine months ended April 30, 2004 is due to the impacts of foreign exchange rates and the hiring of additional sales and support staff. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales decreased to 29.0% for the quarter ended April 30, 2004 compared to 36.6% for the quarter ended April 30, 2003 and membership and ClientBuilder sales decreased by 0.7% to 30.8% for the nine months ended April 30, 2004 from 31.5% for the nine months ended April 30, 2003. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources and the impact of foreign exchange rates.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

As a percentage of total revenue, referral fees increased to 69.9% for the quarter ended April 30, 2004 from 61.5% for the quarter ended April 30, 2003 and referral fees remained unchanged at 67.6% for the nine months ended April 30, 2004 as compared to the nine months ended April 30, 2003. Gross margin on sales increased in the three-month period ended April 30, 2004 due to increased referrals as a percentage of revenue and the associated lower costs as compared to membership and ClientBuilder sales.

As membership and ClientBuilder sales continue to decrease as a percentage of gross revenues and referrals increase, gross margin will continue to increase in future periods. The Company is allocating resources to hire additional agent coordinators to increase its core referral business.

General and administrative expenses were $361,997 during the current quarter compared to $266,267 for the quarter ended April 30, 2003 and $1,016,766 during the current nine-month period compared to $793,884 for the nine months ended April 30, 2003. This increase in expenses was due to hiring additional technical staff to develop and maintain the Company's website products and an increase in the value of the Canadian dollar (see Foreign Currency Impact). Wages and benefits increased from $131,052 for the three-months ended April 30, 2003 to $176,260 for the current quarter ended April 30, 2004 and increased from $305,341 for the nine-months ended April 30, 2003 to $508,045 for the nine-months ended April 30, 2004. This increase is due to the completion of major website development in the current nine-month period, the hiring of additional technical and support staff and foreign currency impact. Management fees decreased from $138,500 for the nine months ended April 30, 2003 to $49,402 for the nine months ended April 30, 2004. Management fees of $72,000 for the nine months ended April 30, 2003 are now included under wages and benefits for the comparable nine months ended April 30, 2004. Office lease increased from $11,393 for the three months ended April 30, 2003 to $28,924 for the three months ended April 30, 2004 and increased from $29,926 for the nine months ended April 30, 2003 to $64,353 for the nine months ended April 30, 2004. This increase is due to the Company leasing additional office space for its operations.

During the three month period ended October 31, 2003 the Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and if impaired, the Company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of goodwill. Intangibles, consisting of trademarks and brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight-line basis. During the three months ended April 30, 2004, $1,891 of amortization was recorded against intangible assets versus $1,891 for the three months ended April 30, 2003 and $5,673 of amortization was recorded against intangible assets for the nine months ended April 30, 2004 versus $5,673 for the nine months ended April 30, 2003.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at April 30, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill and intangibles, management estimates their value at the reporting unit level. The fair value of goodwill and indefinite life intangibles will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and sources of capital

Working capital deficiency at April 30, 2004 was $492,299 compared to $525,111 at July 31, 2003.

During the nine month period ended April 30, 2004 Most Home's operations used $27,884 in cash and the Company spent $126,428 on website development and the purchase of equipment. Cash required by Most Home during the nine months ended April 30, 2004 was generated from the exercise of Company stock options and through bank financing. The Company is attempting to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. On November 1, 2004, with the assistance of two Directors and its Corporate Secretary who acted as Guarantors, the Company was able to secure a new banking facility for its Most Referred® subsidiary. This new facility includes an approx. $55,000 term loan to consolidate specific accounts payables and an operating line of credit of approx. $19,000 to provide the Company with needed cash flow flexibility. Also included in this package was an extension of an additional $20,000 in credit towards its credit cards. As of April 30, 2004, the Company had repaid $8,646 in principle on the 3-year term loan.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and sources of capital (continued)

Remaining commitments on the term loan are approximately $1,676 per month, or a total of approximately $50,280, up to and including October 31, 2006. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

The Company anticipates that cash flow requirements for the twelve months ended April 30, 2005 will be met by operations and through the exercise of outstanding stock options and warrants. Management anticipates cash flow needs are as follows:
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

The adoption of SFAS No. 150, EITF 00-21 or FAS 46 did not have a material effect on the Company's financial results.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Most Home has suffered losses in the past

Most Home had net loss of $41,209 for the three months ended April 30, 2004 and a net loss of $170,509 for the nine months ended April 30, 2004. Most Home incurred a net loss of $180,992 for the year ended July 31, 2003 and incurred a net loss of $867,521 for the year ended July 31, 2002. From the date of its formation through April 30, 2004, Most Home incurred net losses of $2,409,526. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

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

Although Most Home has instituted safeguards and redundancy for its web servers, possible technical problems could occur, including software failures that result in Most Home being unable to view customer information by means of its websites, and website server hardware failures that cause Most Home's websites to be unavailable to its customers for significant periods of time.

Canadian Real Estate Association ("CREA") policies may impair the Company's ability to provide real estate listings to its Canadian customers.

Most Home has relied in the past on deep linking access to The Canadian Real Estate Association ("CREA") website (mls.ca) for listing data presented on its member websites in a significant portion of the Canadian market. Over the past year, CREA has engaged a technology task force to develop new policy on CREA member use of mls.ca including the practice of deep linking. During the current period, CREA had indicated that its resultant policy proposals would be effective November 1, 2003. Subsequently, CREA rescinded implementation of the policy proposals in order to receive more industry comment. CREA has since advised the Company that it can no longer use deep linking for its members until new policies are officially in place. The Company has complied with CREA's request and is awaiting implementation of the new policy. The Company previously reported that CREA had provided no definitive timeframe for the approval and deployment of its new deep linking policy. As mls.ca access provides a greater display of available listings than just those of the individual member, such access represents a key consumer draw for a member's website. Without this access some agents may delay purchase of a membership until this facility is once again available. Therefore, the Company's ability to sell memberships could be impaired in many parts of the Canadian market. The Company is now able to report that this issue was resolved with CREA as of May 4, 2004, when it was advised via written communication that access to mls.ca listings would be reinstated. CREA advised the Company that access to the listings data will resume in late June 2004 once technical revisions to the mls.ca system are in place.

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

Item 2.  Changes in Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the nine months ended April 30, 2004, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

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

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 26, 2004, at which time the shareholders approved the following:
1.	To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
		For	Withheld	Broker non-vote
	Glenn Davies	15,582,781	374,000	362,487
	Kenneth Galpin	15,582,781	374,000	362,487
	Ken Landis	15,582,781	374,000	362,487
	Joy Tan	15,582,781	374,000	362,487
	David Woodcock	15,582,781	374,000	362,487

		For	Against	Abstain	Broker non-vote
2.	Ratification of the appointment of KPMG as our independent auditors.	15,932,781	24,000	0	362,487
3.	Amendments to 2000 Incentive Stock Option Plan	12,239,483	689,000	44,800	3,345,985
4.	2004 Stock Bonus Plan	12,239,483	689,000	44,800	3,345,985

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description of Exhibit
10.1	General Security Agreement granted by Most Referred Real Estate Agents Inc. to Royal Bank of Canada dated October 9, 2003.
10.2	Guarantee and Postponement of Claim granted by Most Home Corp. to Royal Bank of Canada, limited to the sum of CAD150,000 (approximately US$115,000).
10.3	Guarantee and Postponement of Claim granted by Kenneth Landis to Royal Bank of Canada, limited to the sum of CAD150,000 (approximately US$115,000).
10.4	Guarantee and Postponement of Claim granted by Kenneth Galpin to Royal Bank of Canada, limited to the sum of CAD150,000 (approximately US$115,000).
10.5	Guarantee and Postponement of Claim granted by George Shahnazarian to Royal Bank of Canada, limited to the sum of CAD150,000 (approximately US$115,000).
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed one current report on Form 8-K during the three-month period ended April 30, 2004.

The Company furnished a Current Report on Form 8-K dated March 24, 2004 to report the issuance of a press release announcing its financial results for the fiscal quarter ended January 31, 2004 and filed the press release as an exhibit to that report.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: June 14, 2004	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
By: /s/ Scott Munro Scott Munro, Treasurer and Principal Financial Officer