Form 10KSB
period 2004-07-31
MOST HOME CORP
filed 2004-11-15
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2004

OR

❒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 X            ___
YES            NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Company's revenues during the year ended July 31, 2004 were $2,054,256.

The aggregate market value of the voting stock held by non-affiliates of the Company based upon the average bid and asked prices of the Company's common stock on November 10, 2004 was approximately $3,552,000.

Documents incorporated by reference: None

As of November 10, 2004 the Company had 16,909,515 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The Company was established in 1997 with a vision to connect real estate consumers with high quality real estate agents via the Internet. Today, that vision is being realized as online consumers are introduced to the services of some 5,000 agents in over 2600 markets in the US and Canada.

The realization of this vision gained significant momentum in September 2000, when the current management team assumed operational control and led a small group of investors who injected new growth capital into the business. In the four years since, Most Home has developed its technology to scale, confirmed a market for its services, established an initial customer base and built a capable 45 person staff.

Understanding the "House by Mouse" Industry

Traditionally, the broker/agent has exercised considerable control over real estate consumers. By controlling the information about listings they controlled the point of contact. 1995 marked a fundamental turning point for the residential real estate industry. It was at that time that home listings inventory started to become available online. Since then, real estate consumers have steadily migrated away from print media to where now 75% begin their home search online according to recent surveys completed by the National Association of REALTORS® in the US. Realtor.com, which is the National Association of REALTORS® national listing site, logs 60 million visits per year. This means that consumers have now wrested control of one important aspect of the transaction from the broker/agent - the point of contact.

The traditional real estate brokers have been very slow to adapt to this new reality and in many cases has openly fought it. As a result, several non-traditional firms have moved in to capture the online consumer and respond to their service needs. As a result, brokers and agents have found themselves in a position where their role has changed. Whereas previously they were the consumer's starting point for real estate information, they are now seeing customers coming to them from online lead aggregation companies who were willing to invest heavily in the Internet early on. Today's broker/agent is largely a coordinator of the real estate transaction and has only avoided the fate suffered by many travel agents due to the complexity inherent in real estate transactions.

Market Opportunity

With the recent demise of the refinance market for mortgages, mortgage companies are moving aggressively to acquire "purchase money mortgages." While wholesale mortgage lenders will try to expand their relationships with real estate brokerages, "direct to consumer" lenders will have to find a way to compete directly with businesses such as Lending Tree, Inc.

On the real estate services side of the fence, brokerages are quickly opening mortgage brokerage operations in order to retain the point of sale with the consumer and enhance their bottom line through the sale of ancillary services.

The greatest challenge for the brokerages is their poor track record handling online real estate consumers. Other internet real estate companies are not providing an adequate service. With the notable exceptions of Foxton's and Zip Realty, the brokerage industry is just waking up to the fact that they need to invest significantly in next generation web services platforms and marketing programs to capture online consumers.

Business Strategy

Most Home believes that there is a strong opportunity to equip both mortgage lenders and real estate brokers with web based response systems. For mortgage companies who wish to compete directly with Lending Tree, our Most Referred subsidiary is one of the independent REALTOR® networks that can offer immediate implementation. Most Referred is set up to facilitate cash back programs which engender consumer loyalty and are tailored to the lenders specific requirements. For brokerages that want to move to a second generation web services platform, our ClientBuilder for Brokers product line is an ideal solution.

Most Home positions itself as the middleware between the systems operated by the lead aggregators offering online advertising services and the broker/agent handling the transaction. We wish to leverage our strong position at the response level, which exists in between the advertising and transaction levels, as the largest independent lead response firm in the industry today. We estimate this space to already hold over $50 million in mostly untapped annual revenues. Our competitive advantages are our scale, our proprietary technology, our independence and our licensed staff.

Business Model

The Company currently delivers client acquisition and management services to brokerages and agents within an Application Service Provider model. The Company's service allows brokers to better manage their business and attract productive agents. It also assists agents to acquire and nurture online leads that will generate the highest or most immediate financial return. Essentially, the Company is focused on enhancing and supporting the prospecting activities of its customers. The Company has chosen the Application Service Provider model as opposed to a packaged software model because it believes that it is more economically sustainable over the long term.

Competition

The competitive landscape includes players of varying sizes and capabilities providing services to the REALTOR® community. Cutting through the amount of "noise" generated by these players is often more of a challenge than competing with them on product merit. As a result, size and reputation are significant competitive advantages.

The primary competitors at this time for Most Referred would be Lending Tree and HomeGain. For ClientBuilder, the competitors would include Custom web developers like Katabat and Delta Group along with large integrated firms such Fidelity National Information Systems (FNIS).

Products and Services

In essence the Company's products and services derive from insight into the real estate consumer's expectations and use of the Internet formed through over 400 telephone interviews with them each day. The key element to our products and services is how they facilitate five essential steps towards establishing a profitable client relationship for our customer. These steps are: Supporting our customer's web site advertising strategy; Capturing contact & qualification data from web site visitors; Qualifying web leads through our system filtering and response center; Connecting the qualified consumer with our customer; and Maintaining an online data management facility for our customer.

Product Development

The services and solutions offered by the Company to the marketplace are created using a combination of leading technologies and platforms. Each service is designed to leverage the power and reach of the Internet and deliver excellent scalability and minimal support. The key success of our development efforts so far has been our ability to deliver highly sophisticated programming features at a fraction of the cost offered by competitors.

Our technical staff is comprised of individuals with considerable experience developing web engines and commercial database driven solutions for large scale organizations.

Customer Service

One of the distinguishing strengths of the Company is its customer service offerings which are evidenced by its unique real estate lead qualification center. The Company has become very adept at hiring, training and licensing customer service personnel that can contact and qualify web leads in very cost effective fashion. In addition, the level of professionalism and service delivered to enquirers is such that the Company is regularly in receipt of thank you correspondence from consumers who have experienced it.

Sales and Marketing

Sales for Most Referred® are developed through direct marketing to agents who have been surveyed by our in-house staff. It is our intention to transition away from the use of search engine marketing as our primary lead source for our members in the coming fiscal year. Most Referred® plans to develop relationships with mortgage lenders (who have been very successful in capturing online real estate consumers ahead of the REALTOR® by offering instant mortgage pre-approvals so the consumer knows what they have to spend when they contact the REALTOR®) in order to provide a new lead stream to its members.

ClientBuilder will be marketed through a sales consulting relationship that will target residential real estate brokers and agents throughout North America that recognize the need to more effectively handle their web leads. These can be franchises, large regional brokerages looking for an enterprise level solution or individual offices that do not have the time to manage their web presence.

There are over 50,000 small, medium and large real estate offices in the US and Canada and over 1,000,000 licensed real estate agents.

Strategic Relationships

Most Home Corp. is currently seeking strategic relationships with industry participants that offer complementary services to the REALTOR® services market. These could include wireless services, back office solutions, virtual tours and customer relationship management.

Regulation

Most Home's subsidiary, Most Referred Real Estate Agents Inc., is a licensed real estate company in the Province of British Columbia and maintains membership in the Greater Vancouver Real Estate Board and the Canadian Real Estate Association. As such, it is subject to the governance of these bodies.

Frequently Asked Questions

Why are the Company's operations based in Canada?

Aside from the fact that management resides in Vancouver, there are some significant cost and revenue advantages realized by the Company at its present location. On the revenue side the Company benefits from the higher US dollar as over 80% of current revenues are derived from US agents. On the expense side the Company pays all its expenses in lower Canadian dollars without sacrificing quality of service in telecommunications or personnel. Reciprocal licensing agreements within the industry between the US and Canada facilitate this beneficial arrangement.

How does the Company deal with all the licensing and regulatory issues associated with the real estate industry?

Real estate is governed at the State level in the US and Provincial level in Canada and therefore the rules and regulations are diverse. To this point the Company has established a wholly owned subsidiary, Most Referred Real Estate Agents Inc., as a licensed brokerage in the Province of British Columbia. As a member of the Real Estate Board of Greater Vancouver and a member of the Canadian Real Estate Association, Most Referred® is able to enter into revenue sharing relationships with other licensed brokerages in the US and Canada as long as it limits its out of Province activities to outsourced qualification services and simple referrals. Licensing of our lead qualification personnel, while not technically required, gives us a point of differentiation with our competitors and is well received by the industry.

Why has the Company focused on the real estate space instead of expanding horizontally by providing lead management services to other industries?

The answer to this question relates to the need for a viable revenue model. Our current revenue model is highly dependant at this point on a revenue sharing structure that is very unique to the real estate industry. That being said, management believes that there is an opportunity to expand horizontally given recent events such as the introduction of the "Do not call list" in the US.

As an application service provider, what is the comparison, if any, to companies such as Salesforce.com?

Salesforce.com provides a web based service to its customers in the same fashion as the Company; however, it offers a one size fits all product for many different industry groups. Most Home offers a customized web service to the real estate industry that meets its unique requirements. The success of Salesforce.com to date is one of the reasons we believe that there is some horizontal growth potential for ClientBuilder, assuming some significant modifications of course.

Don't most existing brokerages already have a web presence? Why would they want to spend money on a new one?

While it is true that most brokerages have some form of first generation web presence, most of them are passive in structure and do not meet current consumer expectations with regards to functionality (such as listing display). The recent introduction of the "Do Not Call List" in the US has made it essential that brokerage web sites now be sophisticated enough to capture and qualify consumers when they visit.

Why is there not more firms offering response center services?

We are aware of a few firms that have tried to establish response centers without success. The primary reason for this is the scale required to reach a profitable level of operation. From our experience, it takes about 2000 leads per day to make all the numbers work plus you need a unique technology platform to process that kind of volume. Few firms that are large enough to generate that type of volume have been able to justify or commit the investment required.

Where do For Sale By Owner (FSBO) players and EBay® fit in?

The short answer is, on the margins of the advertising sector. Approximately 15% of the over 5,000,000 home re-sales each year are not conducted through a REALTOR®. FSBO (pronounced Fizbo) sites, as they are referred to in the industry, really compete with local print media and have not gained as much traction as the industry initially feared. The reasons for this relate primarily to the fact that sellers choose to work with REALTORS® for many more reasons than just the ability to expose the listing to buyers. The chief reason for employing an agent is for pricing and negotiation purposes.

As far as EBay® is concerned, there are several factors to consider. Firstly, auctions have historically yielded the best pricing for the buyer and not the seller. Secondly, auctions have long been associated with distress sales, which do not play well to the real estate re-sale market. Finally, the size of the transactions financially necessitates a level of trust that, in our opinion, does not yet exist in the online auction market.

What is the functional technology relationship between brokerages and Multiple Listing Service (MLS) organizations and how does it impact Most Home?

Historically, the brokerage industry has relied on the local MLS as their technology provider. This centralization made sense prior to the Internet when listing data was not available to the public directly through their browser. The Internet has forced considerable change in this historic relationship. A structural fault line that always existed but unseen has ruptured wide open since 1995. To perceive the magnitude of this situation it is necessary to understand who owns what, with respect to real estate listings. The legal reality within organized real estate is that agents do not own the listings; they gather them for the broker who owns them. However, when the broker commits his/her listings to the local MLS, the local MLS uses the listings to create a catalog of listings that they retain a copyright on, much like the classified section of a local paper.

So, member brokers, whose membership fees and listings support the local MLS, grew concerned when MLS bureaucrats entered into significant contracts to sell the MLS catalog to online providers outside the industry. The once harmonious relationship between brokers and their local MLS came under considerable strain in many jurisdictions as battles erupted over how listings should be made available online to consumers and who should profit from them. After some seminal decisions by the National Association of REALTOR® (NAR) in the past two years, it is apparent that a standards-based, data collection role will continue for the local MLS but that brokers will increasingly rely on their own technology solutions to access and display listings to the public via their own websites. This result is very helpful to Most Home as it is far better positioned at this time to serve the needs of the brokerage community than the MLS organizations.

How do the major franchisors fit into this picture?

One confusing factor for industry outsiders is the ownership interests of the national franchisors. In fact, brokerage office ownership has a limited correlation to the franchise brands. In some cases, franchisors like Cendant (which owns Coldwell Banker, Century 21 and ERA) just licenses the brand while other franchisors also own the brokerage office. Other brokerage ownership positions are composed of multiple offices in a region under a franchise or independent brand such as John L. Scott. Finally, the majority of brokerage offices are still owned by individual brokers or small partnerships.

Another reality of the real estate brokerage market is the relationship between the broker and agents. Agents do not work for the broker as employees but rather as independent contractors, despite the fact that the broker is legally liable for the actions of his/her agents. A variety of compensation structures revolving around commissions and shared advertising adds to the complexity of the industry.

Finally, organized real estate is very political. The NAR maintains strong control over the industry through the application of its REALTOR® trademark and policy mandates for over 900 member MLS organizations in the US. Additionally, each State and Province has its licensing requirements and practice regulations that must be followed. The NAR also comprises one of the largest Political Action Committees in the US and enjoys significant influence with lawmakers.

As previously mentioned, today's real estate brokerages are under tremendous financial pressure thanks to rampant commission discounting, increased insurance costs, technology changes and generous commission splitting with their agents. On top of this they may also share a percentage of their gross revenues with a franchisor that provides traditional marketing services.

What kind of service guarantees does the Company have to provide its customers?

It goes without saying that our customers expect 99.5% up time or better. To deliver this level of service, the Company maintains its own data center within a major collocation facility (see http://www.peer1.net) located inside the Vancouver National Access Point at Harbour Center where all the major Internet trunk lines terminate. We believe as we move into the US market with our ClientBuilder product it will be necessary for us to establish a redundant data center on the East coast to services significant potential customers in that part of the country. We are also evaluating opportunities to outsource some of the hosting facilities.

Who owns the data collected from the web site visitors?

This is an area of great debate within the industry. From our perspective, when our ClientBuilder customer (such as a local brokerage) uses our product to gather information on consumers or customers, we are simply hosting this aspect of their database and the information ownership is between themselves and the consumer. With Most Referred, the data we gather is governed by our privacy agreement with the consumer and the relevant privacy laws.

United States privacy laws may require us to disclose personal information.

As a United States corporation doing business in the United States and dealing with personal information and databases, we may be subject to United States privacy laws including the Patriot Act. Under the U.S. Patriot Act or other applicable privacy laws, we may be required to disclose personal information belonging to our customers to the United States government authorities. We keep certain personal information of our customers as part of our business activities and under the U.S. Patriot Act or any other applicable privacy laws, regulations or administrative rules, we may be required to disclose the personal information of our customers if requested by the United States government authorities. If we are required to disclose such personal information, our customers may decide in the future not to use our internet real estate services. We cannot predict how our customers will react to the U.S. Patriot Act and other privacy laws. Since we rely on the trust of our customers with their personal information, existing privacy laws and any changes to such laws may have an adverse effect on our business.

What about new privacy laws with respect to information collected from web site visitors?

The Company is well apprised by its National Association of the steps presently required by both Canadian and US jurisdictions to protect the privacy of the consumers submitting information to our customers. To the best of its knowledge, the Company is in complete compliance at this time with all affecting government legislation and industry regulations.

What about the issue of territorial exclusivity? Do ClientBuilder customers demand it and if so, how much does this limit the market for Most Home?

Demand for exclusivity exists primarily at the franchise level and in highly competitive metro markets among large regional brokers. At this level it is necessary in many cases to grant market exclusivity for a defined period (usually two years) and to work with the customer to expand their business. Among smaller brokers this is much less of an issue. At the franchise level we expect exclusivity to restrict us the most and especially if companies such as Cendant or RE/MAX become ClientBuilder customers. At the regional broker level we will probably end up supplying one of three or four in a particular metro area.

What is the formula for setting product and service pricing? Could Most Home be pricing itself out of certain target markets or pricing too low?

Product pricing in our marketplace is influenced by several factors. Some of these factors are: customer expectations that technology prices should drop over time while product features improve; shrinking brokerage revenues; costs to develop, sell and support the product; the move from selling software in a box to selling it as a service; and what others are selling their products for.

The Company has deliberately priced its products in order to achieve a defensible competitive position over the longer-term. Set-up charges to brokers are set at a level sufficient to recoup our customization costs and the amortized development costs. License fees are set at about a 25% premium to those firms selling first generation products. On product pricing some might accuse us of offering more value than necessary for the price charged, but few knowledgeable players in the industry would suggest that there is additional profits to be made because the price is too low.

Service pricing is a less competitive environment for the Company as real estate licensing is required to earn a portion of a real estate commission under RESPA (Real Estate Sales Practices Act). Industry norms also come into play in this environment where historically a 25% share of a commission side has been paid to the party referring a qualified client on a successful transaction. Recently, in response to certain competitors whose referral practices have been called into question by the industry at large, the Company has begun offering its lead qualification services on both a variable cost basis (25% referral fee on successful transactions) and a fixed fee basis ($199/month for 750 leads). Both of these fee structures compare favorably with the alternative which is for agents to hire a full-time assistant at ten times the monthly cost. Currently, none of our competitors in this space offer the level of pre-qualification we do and yet they charge as much or more for their raw lead referral services.

What are the Key Business Assumptions in relation to the market?

The key assumptions are as follows:

  Continuing downward pressure on brokerage commissions will force brokers to look for additional revenue sources and cost savings;

  Consumers will continue to demand more information and responsiveness from brokerage operations via the web; and

  That the Company can find ways to produce and protect margins sufficient to grow its business in an environment that demands everything "better, cheaper, faster."

Does the use of Realwebware limit the Company's ability to hire programmers?

Not really, it takes a database programmer with intermediate abilities about three to four months to learn the necessary skills to be functional in Realwebware. Those familiar with FoxPro would take even less time.

Why does the Company not outsource its data center requirements to a larger firm?

This is something which the Company has been building towards but it has been necessary to have considerable control over the hardware in the early stages of growth. We expect to explore outsourcing alternatives over the next six months.

Does the Company have plans to hire a seasoned CFO with Wall Street experience?

Certainly once it has reached a position where the cost of such personnel is not prohibitive it will be considered. At the present time we are looking to identify a retired CFO who would be willing to mentor our Controller one day a week in return for stock based compensation.

Does the Company use any hedging strategies to protect itself against currency exchange risk?

We have explored this possibility with our bankers and been advised that the Company would not benefit sufficiently in its present circumstances to justify establishment of a sophisticated hedging strategy.

What is the Company's view of Board representation?

We take the traditional approach that the Board should represent shareholder interests and be primarily comprised of those with significant holdings that are willing to serve the Company in that capacity. Additionally, the Company is happy to have the service of proven business people who can contribute effectively to its leadership. Unfortunately, it has proven very difficult to find capable Directors given the Company's inability to find affordable D&O insurance due to the Company's US public status and stage of life. We believe that our financial performance in the coming calendar year should allow it to access affordable D&O insurance and expand its Board. In the interim we have granted observer status and transient guest status to various investors and business people to obtain as much wisdom as possible.

It should be noted as well that we have always separated the duties of Chairman and CEO (in the Canadian and English tradition), established an audit and compensation committee of outside Directors prior to SOX, regularly facilitate separate meetings of outside Directors and require management to obtain Board authorization of non-budgeted, individual expenditures over $10,000.

What are the three most important, non-capital related, business risks that need to be mitigated?

There is certainly some concern that pricing in the residential real estate market has reached levels that may not be sustainable in the face of interest rate increases. The market is very buoyant right now and this will inevitably correct. When it does, broker revenues will drop and agent incomes decrease. Historically, the way the industry has handled these corrections in the past is that many agents drop out of the business when the easy money disappears and the better financed brokers swallow those less able to weather the down cycle. The impact on the Company is likely to be a contracting market for technology and services which would affect revenues. It is essential therefore, that the Company establishes itself as a strong supplier in the market with evident staying power to reassure existing and potential customers.

Competitive developments are obviously of great concern as well. We do not expect our competitors to stand still. As we have seen in the past four years, firms change hands regularly and continuously expand their product offerings. It is imperative that we be aggressive in our product development efforts and seek to grow organically and through acquisition where possible.

A final factor that has frustrated suppliers to this industry has been the slower than anticipated rate of technology adoption. One industry source has stated flat out that it takes 18 - 24 months to achieve adoption of new technology by the average real estate agent. This slow adoption rate is strongly related to the average age of the agents in the field today. According to NAR and CREA membership reports, most of the active agents are about 53 years old and did not grow up with computerization. We believe that finding cost effective ways of overcoming this reality will be necessary to both near-term and long-term success.

Employees. As of November 9, 2004 the Company employed 44 people on a full-time basis; 4 of these employees are licensed REALTORS® or have real estate experience and 15 employees are on their REALTOR® licensing course currently.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Suite 100, 11491 Kingston St., Maple Ridge, B.C., Canada. The Company is leasing this 13,106 square feet of operations of executive offices at $7,569 per month until October 2006.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of November 9, 2004, there were approximately 73 owners of record of the Company's common stock. The Company's common stock is traded on the NASD's OTC Bulletin Board under the symbol "MHME". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:
Quarter Ending	High	Low
10/31/02 01/31/03 04/30/03 07/31/03 10/31/03 01/31/04 04/30/04 07/31/04	0.29 0.33 0.21 0.18 0.34 0.50 0.46 0.31	0.05 0.15 0.09 0.09 0.07 0.30 0.18 0.12

The average bid to ask price of the Company's stock on November 9, 2004 was $0.57.

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

In October 2003, the Company cancelled 75,000 shares held by two bonus stock recipients. These shares were not purchased by the Company. The bonus stock recipients voluntarily cancelled their shares to rectify an overissuance of shares pursuant to our Bonus Stock Plan. See Item 10 for more information on the cancellation of bonus stock.

Securities authorized for issuance under equity compensation plans

As of July 31, 2004, the following shares were authorized under equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	3,363,000	$0.24	3,077,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) Number of securities for each plan is as follows:
Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Exercised Under the Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	1,500,000	500,000	1,500,000
Non-Qualified Stock Option Plan	3,500,000	1,863,000	60,000	1,577,000

(2) This number does not include the authorized 498,056 shares issued pursuant to the Company's 2000 Stock Bonus Plan or 75,000 shares issued pursuant to the Company's 2004 Stock Bonus Plan, which plans have been approved by security holders. See discussions under subheading Stock Bonus Plan in Item 10.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended July 31, 2004, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

On August 3, 2004, the Company issued 75,000 shares of common stock under its 2004 Bonus Stock Plan to settle existing accounts payable to two contractors. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

The Company did not sell or issue any equity securities which were not registered under the Securities Act of 1933 during the three months ended July 31, 2004. Unregistered securities issued earlier during the fiscal year ended July 31, 2004 has previously been included in the Company's Quarterly Reports on Form 10-QSB.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $148,718 for the year ended July 31, 2004, incurred a net loss of $180,992 for the year ended July 31, 2003 and incurred a net loss of $867,521 for the year ended July 31, 2002. From the date of its formation through July 31, 2004, Most Home incurred net losses of $2,387,735. Most Home had a profit of $21,891 for the three months ended July 31, 2004. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.3383 for the year ended July 31, 2004 compared to 1.4966 for the year ended July 31, 2003. This represents an increase of approximately 11%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the year ended July 31, 2004. The Company does not currently engage in foreign currency hedging activities.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The Independent Auditors' Report with respect to Most Home's financial statements for the fiscal year ended July 31, 2004 includes an additional explanatory paragraph that states there exists substantial doubt about Most Home's ability to continue as a going concern. These consolidated financial statements do not include any adjustment as a result of this uncertainty.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of November 9, 2004, the exercise or conversion of which could result in the issuance 8,481,309 additional shares of common stock representing 42.9% of the issued and outstanding shares. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

The statement of operations for the Company for the years ended July 31, 2004, 2003 and 2002 follows.

	Year Ended July 31, 2004	Year Ended July 31, 2003	Year Ended July 31, 2002
Revenue: Referral fees Membership ClientBuilder Other ------------------------ Cost of sales ------------------------- Gross margin	$ 1,470,872 454,719 112,861 15,804 ------------------ 2,054,256 829,343 ------------------ 1,224,913	$ 994,275 375,612 44,365 13,465 ------------------ 1,427,717 524,894 ------------------ 902,823	$ 727,309 230,728 - 13,212 ------------------ 971,249 432,974 ------------------ 538,275
Other General and administrative Expenses Amortization and intangibles ------------------------- ------------------------- Net loss Net loss per share, basic and diluted	1,366,067 7,564 ------------------ 1,373,631 ------------------ $ (148,718) $ (0.01) =========	1,076,251 7,564 ------------------ 1,083,815 ------------------ $ (180,992) $ (0.01) =========	1,398,231 7,565 ------------------ 1,405,796 ------------------ $ (867,521) $ (0.06) =========

Summarized balance sheet information as of July 31, 2004 and 2003 is as follows:

	July 31, 2004	July 31, 2003
Current Assets Total Assets Current liabilities Total liabilities Working Capital Deficit Stockholders' Equity	126,069 1,089,270 605,200 605,200 (479,131) 484,070	115,963 1,102,057 641,074 641,074 (525,111) 460,983

Year Ending July 31, 2004 and year ending July 31, 2003

Revenues for the year ended July 31, 2004 were $2,054,256 compared to $1,427,717 for the previous year ended July 31, 2003. Specific changes to revenue include referral fees which increased from $994,275 for the year ended July 31, 2003 to $1,470,872 for the year ended July 31, 2004. This is an increase of 47.9% over the year ended July 31, 2003. This increase is due to the greater demand for the Company's referral services and additional staff and resources being allocated to providing this service. Membership revenues increased from $375,612 to $454,719, representing an increase of 21.1%. This increase is due to improved website products along with increased marketing efforts, in a highly competitive market, increasing sales to REALTORS® and real estate agents. The Company anticipates completing the redevelopment of its website products with additional features and tools for client management in November 2004. Management believes this redevelopment of its website products, along with increased marketing efforts, will increase sales in fiscal 2005.

ClientBuilder revenues increased from $44,365 for the year ended July 31, 2003 to $112,861 for the year ended July 31, 2004. The ClientBuilder product was officially released by the Company in April 2003. Management is allocating additional marketing efforts towards expanding ClientBuilder sales in 2005 but will remain focused on selling its core Most Referred® products.

The following table shows revenues and margins for the fiscal year ended July 31, 2004 with comparative figures for the prior year:
	Year ended July 31, 2004	% of Sales	Year ended July 31, 2003	% of Sales
Revenues:
Referrals	$ 1,470,872	71.6%	$ 994,275	69.6%
Membership & ClientBuilder	567,580	27.6%	419,977	29.4%
Other	15,804	0.8%	13,465	1.0%
	2,054,256	100.0%	1,427,717	100.0%

Gross Margin:	1,224,913	59.6%	902,823	63.2%

General and administrative expenses	1,373,631	66.9%	1,083,815	75.9%
Loss	$ (148,718)	(7.2)%	$ (180,992)	(12.7)%

Gross margin for the year ended July 31, 2004 was $1,224,913 compared to $902,823 for the comparable year ended July 31, 2003. The decrease in gross margin as a percentage of revenue for the year ended July 31, 2004 is due to the impacts of foreign exchange rates and the hiring of additional sales and support staff. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales decreased to 27.6% for the year ended July 31, 2004 compared to 29.4% for the comparable year ended July 31, 2003. Referral revenues increase as a percentage of revenue from 69.6% for the year ended July 31, 2003 to 71.6% for the current year ended July 31, 2004. The direct costs associated with referral revenues approximate 55% whereas the direct costs associated with membership and ClientBuilder revenues approximate 35%.

As the revenue mix changes, gross margins can be expected to fluctuate due to the relative nature and the extent of the revenue sources and the impact of foreign exchange rates.

General and administrative expenses were $1,373,631 during the current year compared to $1,083,815 for the year ended July 31, 2003. The increase in expenses is due to the hiring of additional staff, increased bank and interest charges, website development and maintenance, and additional lease costs. Specific changes include wages and benefits which increased from $400,903 for the year ended July 31, 2003 to $662,100 for the current year ended July 31, 2004. This increase is due to the hiring of additional technical, programming and administrative staff to meet increasing service demands and general wage increases. Bank charges and interest increased to $63,951 for the year ended July 31, 2004 compared to $34,037 for the prior year ended July 31, 2003. This increase is due to interest on the Company's new credit facilities and supplier credit charges. Lease costs increased from $43,237 for the year ended July 31, 2003 to $58,673 for the year ended July 31, 2004. This increase is due to the Company leasing additional office space to meet operational requirements. Website development and maintenance increase to $185,637 for the year ended July 31, 2004 compared to $135,436 for the year ended July 31, 2003. This increase is due to increased website maintenance and Internet service costs due to higher website traffic. Management fees decreased from $152,200 for the year ended July 31, 2003 to $63,162 for the year ended July 31, 2004. This reduction is due to a non-recurring non-cash expense of $50,000 in 2003 for services and general cost reduction and utilization of internal resources.

The Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and, if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of it single reporting unit in the assessment of enterprise level goodwill. Intangibles, consisting of trademarks, are brand name rights related to the purchase of AMRR.com Inc. (See Item 12) and are recorded at cost and amortized over 60 months on a straight line basis. During the year ended July 31, 2004, $7,564 of amortization was recorded against intangible assets versus $7,564 in amortization for intangibles for the year ended July 31, 2003. Goodwill amortization was not required in 2004 or 2003 under SFAS 142.

Stock based compensation for the year ended July 31, 2004 was $Nil and $52,422 for the year ended July 31, 2003. The stock based compensation was allocated to General and Administrative wages and benefits.

Working capital deficiency at July 31, 2004 was $479,131 compared to $525,111 at July 31, 2003. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2003.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at July 31, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Goodwill is not amortized and is only written down if impaired. In estimating fair value of goodwill, management estimates their value at the reporting unit level. The fair value of goodwill will be impacted by general economic conditions, demand for the Company's services and other factors. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and Sources of Capital

During the year ended July 31, 2004 Most Home's operations used $11,881 in cash and the Company spent approximately $166,828 on website development and the purchase of property and equipment. Cash required by Most Home during the year was generated primarily through the exercise of stock options and bank debt. Additional capital will be needed to continue to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities, from the exercise of outstanding stock options and warrants or from the repayment of amounts due from related parties. There can be no assurance that the Company will be successful in obtaining any additional capital that may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to expand its operations or marketing and may be required to maintain or reduce current operations in order to meet its obligations. The Independent Auditors' Report with respect to our financial statements of the fiscal year ended July 31, 2004 includes an additional explanatory paragraph on these conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

During the twelve months ending July 31, 2005, the Company anticipates raising additional capital to to meet operating requirements under its current business plan. Should the company receive additional capital through the exercise of options, warrants or the sale of stock, management would allocate further capital primarily towards expanding its operations, advertising and promotions and to website and systems development and the reduction of its working capital deficiency.

During the twelve months ending July 31, 2004, the Company's anticipated net cash flow needs are as follows:

General and administrative expenses	$ 500,000
Advertising and promotions	100,000
Product development	115,000
Debt and liability reduction	200,000
$ 915,000

Recent Accounting Pronouncements

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). This amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. It is effective for financial statements for fiscal years ending after December 15, 2002. The company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy and has made the disclosures as required by SFAS 148.

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

FASB Interpretation No. 46R Consolidation of Variable Interest Entities (FAS 46R). FAS 46R applies to the first fiscal year or interim period ending after March 15, 2004. FAS 46R can require the consolidation of interest in entities held through other than voting control. This Interpretation is to be applied prospectively.

The adoption of SFAS No. 150, EITF 00-21 and FAS 46R have not had, to date, a material effect on the Company's financial results.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

Item 8A Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's officers and directors are as follows:

Name	Age	Position
Kenneth Galpin David Woodcock (1) Ken Landis (1) Glenn Davies Joy Tan Scott Munro George Shahnazarian (1) Jim Secord	45 72 46 49 50 36 47 39	President and a Director Director and Chairman of the Board Director Director and V.P. Marketing V.P. Technology Treasurer and Principal Financial Officer Secretary V.P. Business Development

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

Ken Landis has been a director of Most Home Corp. since December 2000. For the past five years Mr. Landis has been the owner of Landmark Truss and Lumber Inc., an integrated manufacturer for the wood and building industry, supplying trusses to the building industry in Canada, the Western United States and the Pacific Rim.

Glenn Davies has been a director of Most Home Corp. since December 2000 and an officer of Most Referred Real Estate Agents Inc. since February 2001. For the past five years Mr. Davies has been the owner of Glenn Thomas Digital Consultants Ltd.

Joy Tan has been a director of Most Home Corp. since December 2001 and an officer since January 2002. Prior to joining the Company in September 2000, Mr. Tan owned and operated IT Systems Ltd. from October 1996 to August 2000. Mr. Tan worked on systems design and architecture for VISA® authorization as Senior Communications Analyst at CIBC Head Office Systems Division, prior to operating IT Systems Ltd. Mr. Tan also worked for Merrill Lynch Canada as the Manager of Technical Support and Computer Operations for ten years before joining CIBC.

Scott Munro has been an officer of Most Home Corp. since April 28, 2000, and an officer of Most Referred Real Estate Agents Inc. since September 2000. Prior to joining Most Home Corp., Mr. Munro was Controller for Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. Mr. Munro was general manager of EnviroCoatings Inc. from January of 1998 to January of 1999, where he developed a business and marketing plan. Mr. Munro also managed Club Fit Inc., a chain of 8 fitness facilities, from October 1995 to March 1997. From April 1992 to September 1995, Mr. Munro was Controller for Campbell Helicopters Ltd., a national helicopter company.

George Shahnazarian has been the Company's Corporate Secretary since September 2000. Prior to his association with the Company, Mr. Shahnazarian was C.F.O. and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to 2004. In May of 2004, M.G.A. Connectors was sold to Simpson Strongtie in the U.S. and Mr. Shahnazarian was retained as a Controller of its Canadian operations.

Brad Long resigned as V. P. of Corporate Development on November 10, 2003.

Jim Secord was appointed as V.P. Business Development on September 30, 2004.   Mr. Secord worked on a consulting basis with the Company since October, 2003.  Prior to joining Most Home, Mr. Secord was V.P. of Technology for Interealty Corporation from October 1995 to September 2003.   From 1990 to 1995 Mr. Secord was the head of the software development group for Q-Media Corporation, creating award winning software applications for sales professionals.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended July 31, 2004, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

612559 B.C. Ltd., Kenneth Galpin and Kenneth Landis were each late in filing one report concerning one transaction. Glenn Davies, Joy Tan, David Woodcock and George Shahnazarian were each late in filing two reports concerning 2 transactions.

We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 2002, July 31, 2003 and July 31, 2004
Name and Principal Position ------------------ Kenneth Galpin, President	Fiscal Year ------ 2004 2003 2002	Salary (1) ------ $75,000 $64,000 $70,000	Bonus (2) ----- $0 $0 $0	Other Annual Compen- sation (3) ------ $0 $0 $0	Re- stricted Stock Awards (4) ------- $0 $0 $0	Options Granted (5) ------- 375,000 300,000 0

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the years ending July 31, 2004, July 31, 2003 and July 31, 2002, the value of the shares of the Company's common stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

The following shows the amounts the Company expects to pay its officers during the year ending July 31, 2005 and the time the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.
Name	Proposed Compensation	Time to be Devoted To Company's Business
Kenneth Galpin Glenn Davies Joy Tan Scott Munro George Shahnazarian Jim Secord	$6,250 per month $6,250 per month $6,250 per month $4,100 per month $0 per month $7,500 per month	100% 100% 100% 100% 0% 100%

Options Granted During Fiscal Year Ending July 31, 2004

The following table sets forth information concerning the options granted, during the twelve months ended July 31, 2004, to the Company's officers and directors.

Name	Date of Grant	Options Granted (#)	% of Total Options Granted to Employees Officers & Directors	Exercise Price Per Share	Expiration Date
Ken Galpin	11/05/03	375,000	29.7%	$0.30	11/05/06
Ken Landis	11/05/03	375,000	29.7%	$0.30	11/05/06
George Shahnazarian	11/05/03	375,000	29.7%	$0.30	11/05/06
Scott Munro	11/05/03	90,000	7.1%	$0.30	11/05/06

Option Exercises and Option Values

The following table provides information on option exercises during the 12-months ended July 31, 2004, by the Company's officers and directors, and the value of such officers and directors' unexercised options at July 31, 2004.

Shares Acquired Name on Exercise	(1)	Number of Securities Underlying Unexercised Options at July 31, 2004 Value Realized (2)	Exercisable/ Unexercisable (3)	Value of Unexercised In-the-Money Options at July 31, 2004 Exercisable/ Unexercisable
Scott Munro Kenneth Galpin Glenn Davies Joy Tan George Shahnazarian David Woodcock Ken Landis	- - - - - - -	- - - - - - -	140,000/- 675,000/- 300,000/- 300,000/- 675,000/- 300,000/- 675,000/-	$1,000/$0 $21,000/$0 $21,000/$0 $21,000/$0 $21,000/$0 $21,000/$0 $21,000/$0

(1) The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of July 31, 2004, separated between those options that were exercisable and those options that were not exercisable.

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

Other Arrangements. Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended July 31, 2004. The same level of compensation is projected for fiscal 2005.

Employment Contracts

We have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.

Stock Option and Bonus Plans

The Company's Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Stock Bonus Plan are collectively referred to in this report as the "Plans".

Incentive Stock Option Plan.

The Incentive Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan. As of November 9, 2004, stock options for 1,500,000 shares were vested, 500,000 were exercised and 1,500,000 shares were available for future grants under the plans.

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

Non-Qualified Stock Option Plan.

The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Company's Board of Directors. As at November 9, 2004, stock options for 1,863,000 shares were vested, 60,000 were exercised and 1,577,000 shares were available for future grants under the plans.

2000 and 2004 Stock Bonus Plans.

The Company's 2000 and 2004 Stock Bonus Plans authorize the issuance of shares of common stock to the Company's employees, directors, officers, consultants and advisors provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

On September 25, 2003, the Company discovered that on January 24, 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 for the 2000 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle an existing accounts payable balance owing to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan, under a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We contacted the bonus share recipients and two bonus share recipients agreed to voluntarily cancel their unsold bonus shares, which totaled 75,000 shares. The 75,000 bonus shares were cancelled in November 2003. In August 2004, we issued 75,000 bonus shares to the two bonus share recipients, pursuant to our 2004 Bonus Stock Plan. The Company has implemented additional internal procedures to ensure that this type of error will not occur in the future.

Shareholders ratified the Company's 2004 Stock Bonus Plan on April 26, 2004, authorizing up to 500,000 common shares, which may be issued for services provided to the Company.

Subsequent to the year ended July 31, 2004, on November 10, 2004, the Company increased the authorized common shares which may be issued under its 2004 Stock Bonus Plan by 1,500,000 to a total of 2,000,000.

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

Options are generally non-transferable except upon the death of the option holder. Shares issued pursuant to the 2000 and 2004 Stock Bonus Plans will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

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

At the 2004 Annual General Meeting, stockholders of the Company voted and approved to increase the total shares reserved under the plans from 6,500,000 shares to 8,000,000 shares.

Summary. The following sets forth certain information as of November 10, 2004 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued Under Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	1,500,000	500,000	1,500,000
Non-Qualified Stock Option Plan	3,500,000	1,863,000	60,000	1,577,000
2000 Stock Bonus Plan	500,000	N/A	498,056	1,944
2004 Stock Bonus Plan	2,000,000	N/A	275,000	1,725,000
Options outside of plans	N/A	130,000	N/A	N/A

The following table lists all options and warrants granted by the Company as of November 10, 2004, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Kenneth Galpin	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06
George Shahnazarian	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06
Joy Tan	300,000	$0.20	08/01/06
Glenn Davies	300,000	$0.20	08/01/06
Ken Landis	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06
David Woodcock	300,000	$0.20	08/01/06
Scott Munro	50,000 90,000	$0.25 $0.30	08/01/06 11/05/06
Company employees, former employees and consultants	625,000 300,000 250,000	$0.15 $0.32 $0.25	08/28/05 01/28/07 08/01/06

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Other warrant holders	1,321,750	$0.15 to $0.40	03/20/05 to 12/31/06
	--------------- 5,609,750 =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 10, 2004 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Most Home Corp., Suite 100 - 11491 Kingston Street, Maple Ridge, British Columbia, Canada V2X 0Y6.

Name and Address	Shares Owned (1)	Percentage
Kenneth Galpin	5,395,950	26.4%
Scott Munro	146,046	0.9%
George Shahnazarian	5,792,615	28.3%
Ken Landis	6,265,950 (3)	30.6%
Glenn Davies	300,000	1.7%
Joy Tan	300,000	1.7%
David Woodcock Jacksonville, FL	300,000	1.7%
Jim Secord Vancouver, BC	--	--
612559 B.C. Ltd. Maple Ridge, BC Canada	4,700,950 (2)	23.8%
Khachik Toomian Sherman Oaks, CA	4,110,167	24.3%
William G. Spears New York, NY	4,875,000(4)	26.8%
William Coughlin Mission, BC	1,820,000 (2)	9.9%
Carole Coughlin Mission, BC	1,521,665 (2)	8.3%

Name and Address	Shares Owned (1)	Percentage
All officers and directors as group (8 persons)	----------------- 9,098,662 =========	-------------- 39.8% =======

(1)   Includes shares issuable to the following persons upon the exercise of options or warrants or upon the exchange of the Company's Series A Preferred stock:

Name	Shares Issuable Upon Exercise of Options or Warrants	Exercise Price	Expiration Date of Option or Warrant	Shares Issuable Upon Exchange of Series A Preferred Stock ("A") or Series B Preferred Stock ("B")
Kenneth Galpin	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06	-
George Shahnazarian	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06	- -
Scott Munro	50,000 90,000	$0.25 $0.30	08/01/06 11/05/06	- -
Joy Tan	300,000	$0.20	08/01/06	-
Glenn Davies	300,000	$0.20	08/01/06	-
Ken Landis	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06	-
David Woodcock	300,000	$0.20	08/01/06	-
William G. Spears	375,000 910,000	$0.40 $0.15	03/20/05 09/16/05	- -
William Coughlin Carole Coughlin	-	-	-	A - 1,464,183 A - 1,407,376

(2)  On September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of Most Home's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of Most Home Corp. The option expired on April 30, 2002. A new option was signed on July 31, 2002. Under the new option agreement 612559 B.C. Ltd. acquired the voting rights to 2,871,559 Series A preferred shares and 628,441 common shares from Mr. and Mrs. Coughlin, as well as an option to acquire the said shares at a price that ranges from $0.30 to $1.00 per share. During Most Home's fiscal year ended July 31, 2004, 612559 B.C. Ltd. acquired 154,161 shares from Mr. and Mrs. Coughlin pursuant to the private option. The new option agreement will expire on January 31, 2005.

Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors, officers and controlling persons of 612559 B.C. Ltd.

     The share ownership in the table for 612559 B.C. Ltd.;

- includes 1,412,273 common shares owned directly;

- assumes 2,871,559 Series A preferred shares of Most Home Corp. and Most Home's subsidiary which may be acquired from William and Carole Coughlin are exchanged for 2,871,559 shares of Most Home's common stock; and

- includes 417,118 common shares, which 612559 B.C. Ltd. acquired voting rights to on July 31, 2002.

     The shareholders of 612559 B.C. Ltd. are as follows:
Name	% Ownership
Kenneth Galpin	20.1% *
George Shahnazarian	2.0%
George Shahnazarian	20.1% *
Glenn Davies	20.1% *
David Woodcock	3.35% *
Joy Tan	3.35% *
KJS Ventures Ltd.	25.0% (3)
Non-affiliates of Most Home	6.0%
------------ 100% ======

* Share ownership is through MarketU Communications, Ltd.

The number of shares owned and the percentage ownership of Ken Galpin, George Shahnazarian and Ken Landis includes shares owned, or which may be acquired, by 612559 B.C. Ltd.

William Coughlin is the husband of Carole Coughlin. Although Mr. and Mrs. Coughlin are the registered owners of the above stated securities, they do not have the voting rights over these securities, pursuant to the agreements with 612559 B.C. Ltd.

(3)   Includes 750,000 shares registered in the name of KJS Ventures Ltd., 20,000 shares registered in the name of Landmark Truss and Lumber Inc., and 50,000 shares registered in the name of Mid-Valley Truss, Inc. Mr. Landis controls KJS Ventures Ltd., Landmark Truss and Lumber Inc. and Mid-Valley Truss, Inc. and is therefore considered to be the beneficial owner of the shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 21, 2000, 612559 B.C. Ltd. acquired the voting rights to 3,500,000 shares of Most Home's Series A Preferred stock which are owned by William and Carole Coughlin. Each Series A Preferred share is entitled to one vote. 612559 B.C. Ltd. also acquired from Mr. and Mrs. Coughlin an option to acquire the 3,500,000 Series A Preferred shares, as well as 3,500,000 preferred shares of a wholly owned subsidiary of Most Home Corp. The option expired on April 30, 2002. A new option was signed on July 31, 2002. Under the new option agreement 612559 B.C. Ltd. acquired the voting rights to 2,871,559 Series A preferred shares and 628,441 common shares from Mr. and Mrs. Coughlin, as well as an option to acquire the said shares at a price that ranges from $0.30 to $1.00 .per share. The new option agreement will expire on January 31, 2005. Kenneth Galpin, George Shahnazarian and Ken Landis are directors and officers of 612559 B.C. Ltd. As of November 9, 2004, $83,396 has been paid towards the exercise of the option.

Loans

In October 2000, the Company loaned $81,633 to 612559 B.C. Ltd., a private company controlled by Kenneth Galpin, George Shahnazarian and Ken Landis as part of a subscription to purchase 544,218 common shares in the Company. 612559 B.C. Ltd. delivered a promissory note to the Company in exchange. The promissory note accrues interest at the rate of 7.5% per annum, is payable on demand and is not secured.  As at November 9, 2004, the loan balance under the promissory note is $58,716.

Prior to the Company's acquisition of Most Referred® in fiscal 2000, Most Referred® funded certain expenditures incurred by Bill Coughlin, then a director and executive officer of the Company and now a shareholder of the Company, and in 2001, the Company paid certain personal expenses of Mr. Coughlin. The amount due from Mr. Coughlin is without interest, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. Pursuant to a verbal agreement between present management of the Company and Mr. Coughlin, the amount due is to be repaid from proceeds received by Mr. Coughlin from sales of the Company's common shares on the open market. At July 31, 2004, Mr. Coughlin owes the Company $96,150 and held common shares having a market value in excess of the amount due.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.2(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.3(1)	Bylaws
3.4(4)	Amended Bylaws dated February 15, 2002
3.5(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001

Exhibit No.	Description of Exhibit
10.3(8)	2004 Stock Bonus Plan
10.4	Amendment No. 1 to 2004 Stock Bonus Plan
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)

(1)    Incorporated by reference to Registration Statement on Form 10-SB dated January 20, 2000.

(2)   Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended July 31, 2000.

(3)    Incorporated by reference to Current Report on Form 8-K dated April 15, 2002.

(4)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended January 31, 2002.

(5)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended October 31, 2003.

(6)    Incorporated by reference to Current Report on Form 8-K dated May 12, 2000.

(7)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(8)    Incorporated by reference to Proxy Statement on Schedule 14A filed on March 25, 2004.

(9)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $31,800 and $27,500, respectively.

2) Audit-Related Fees - $nil.

3) Tax Fees - $4,600.

4) All Other Fees - $nil.

5) Not applicable.

6) Not Applicable.

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Year ended July 31, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Most Home Corp.

We have audited the consolidated balance sheets of Most Home Corp. as of July 31, 2004 and July 31, 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two year period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Most Home Corp. as of July 31, 2004 and July 31, 2003 and the results of its operations and its cash flows for each of the years in the two year period ended July 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Abbotsford, Canada

October 29, 2004

MOST HOME CORP.

Consolidated Balance Sheet
(Expressed in U.S. Dollars)

July 31, 2004 and July 31, 2003
	July 31, 2004	July 31, 2003
Assets
Current assets: Cash Accounts receivable, net of allowance of $1,822 (2003 - $6,027) Prepaid expenses Security deposits	$ - 96,813 29,256 -	$ 3,278 75,755 20,271 16,659
	126,069	115,963
Due from related parties (Note 3)	116,648	108,626
Fixed assets (Note 4)	136,525	117,497
Website development and intangible assets (Note 5)	128,978	178,921
Goodwill	581,050	581,050
	$1,089,270	$1,102,057
Liabilities and Stockholders' Equity
Current liabilities: Bank overdraft Accounts payable and accrued liabilities Unearned revenue Current portion - long-term debt (Note 7) Payable to related parties (Note 6)	$ 11,898 301,499 248,799 43,004 -	$ - 382,036 204,567 - 54,471
	605,200	641,074

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 16,594,515; July 31, 2003 - 15,992,848)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2003 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	16,595 2,412,290 2,872 481,704 (2,387,735) (41,656)	15,993 2,223,192 2,872 481,704 (2,239,017) (23,761)
	484,070	460,983
Going Concern (Note 1) Commitment (Note 13)	$ 1,089,270	$ 1,102,057

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

Years ended July 31, 2004 and 2003
	2004	2003
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 1,470,872 454,719 112,861 15,804 2,054,256	$ 994,275 375,612 44,365 13,465 1,427,717
Direct costs: Referral and license fees Credit card Telephone and communications Wages, commissions and benefits	29,570 17,422 44,496 737,855 829,343	5,481 10,546 35,803 473,064 524,894
Gross margin	1,224,913	902,823

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                - intangibles
  Bad debts
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	5,340 53,489 7,564 - 63,951 16,377 23,572 18,958 58,673 30,620 69,257 27,933 63,162 4,266 11,650 71,082 185,637 662,100 1,373,631	5,758 41,392 7,564 6,027 34,037 16,092 18,786 39,611 43,237 29,397 82,513 18,938 152,200 4,552 9,642 37,730 135,436 400,903 1,083,815
Net loss for the period	$ (148,718)	$ (180,992)
Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)
Weighted average common shares, basic and diluted	19,256,093	18,370,286

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)

Year ended July 31, 2004 and 2003
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

See accompanying notes to consolidated financial statements

MOST HOME CORP.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)

Year ended July 31, 2004, 2003 and 2002
	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Series B preferred stock		Additional Paid-in Capital - Series B preferred stock	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount		Shares	Amount
Common stock issued on October 8, 2003 for exercise of warrants at $0.30 per share	116,667	117	34,883	-	-	-	-	-	-	-	-	35,000
Common stock cancelled on November 21, 2003 (note 11(c))	(75,000)	(75)	75	-	-	-	-	-	-	-	-	-
Common stock issued on December 10, 2003 for exercise of options at $0.25 per share	560,000	560	139,440	-	-	-	-	-	-	-	-	140,000
Warrants issued pursuant to license agreement on December 31, 2003	-	-	14,700	-	-	-	-	-	-	-	-	14,700

Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	- -	- -	- -	(17,895) -	- (148,718)	(17,895) (148,718)
												(166,613)
Balance, July 31, 2004	16,594,515	$ 16,595	$ 2,412,290	2,871,559	$ 2,872	$ 481,704	-	$ -	$ -	$ (41,656)	$ (2,387,735)	$ 484,070

See accompanying notes to consolidated financial statements

MOST HOME CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Years ended July 31, 2004, 2003 and 2002

	2004	2003

Cash flows from operating activities:
Loss for the year	$ (148,718)	$ (180,992)
Items not involving cash:
Amortization	61,053	48,956
Amortization of web site development costs	129,974	80,571
Common stock and warrants issued for services	14,700	52,422
Changes in operating asset and liabilities:
Accounts receivable	(21,058)	(13,632)
Prepaid expenses	(8,985)	10,044
Security deposits	16,659	(1,908)
Accounts payable and accrued liabilities	(80,537)	(53,086)
Unearned revenue	44,232	52,202
Other, including foreign exchange adjustments	(19,201)	(39,860)
Net cash used in operating activities	(11,881)	(45,283)

Cash flows from investing activities:
Purchase of fixed assets	(79,232)	(74,716)
Web site development costs	(87,596)	(164,561)
Net cash used in investing activities	(166,828)	(239,277)

Cash flows from financing activities:
Net proceeds from issuances of and subscriptions for common and preferred stock	140,000	297,800
Increase (decrease) in bank overdraft	11,898	(1,219)
Increase in long term debt	54,741	-
Repayment of long term debt	(11,737)	-
Repayment of advances to related party	(19,471)	(8,743)
Net cash provided by financing activities	175,431	287,838

Increase (decrease) in cash	(3,278)	3,278
Cash, beginning of year	3,278	-

Cash, end of year	$ -	$ 3,278
Supplementary disclosure:
Non-cash transactions:
Payable to related party settled on exercise of warrants	$ 35,000	$ -
Common stock issued to settle debt	$ -	$ 84,458
Interest paid	$ 38,131	$ 18,720
Income taxes paid	$ -	$ -

See accompanying notes to consolidated financial statements.

MOST HOME CORP.

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years ended July 31, 2004, 2003, and 2002

1. General and future operations:

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

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses and negative cash flows from operations and at July 31, 2004 has an accumulated deficit of $2,387,735. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2005. Additional debt or equity financing of approximately $915,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through one or more private placements of the Company's common or preferred stock. Additional financing is anticipated, but not guaranteed, through the exercise of outstanding stock options and warrants. Management also expects the full repayment of amounts due from related parties (Note 3) in fiscal 2005. There can be no certainty whatsoever that such sources will provide cash in fiscal 2005.

2. Significant accounting policies:

(a) Consolidation:

The consolidated financial statements include the accounts of the Company and all of its directly and indirectly wholly-owned subsidiaries: Most Referred Real Estate Agents Inc., 604587 British Columbia Ltd. and AMRR.com, Inc.

All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. As indicated in Note 11 (a), the non-voting preferred shares of 604587 British Columbia Ltd., a wholly owned subsidiary, have a nominal value assigned in accordance with their economic rights. Accordingly, minority interest is not separately presented in the consolidated balance sheets.

(b) Use of estimates:

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

(c) Foreign currency translation:

The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Maple Ridge, Canada and their functional currency is the Canadian dollar. The financial position and resulting operations of these operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year.

Adjustments from the translation of the Company's Canadian subsidiaries' financial information in U.S. dollars are included in comprehensive income (loss) and as a separate component of stockholders' equity.

(d) Fixed assets:

Fixed assets are recorded at cost. Amortization has been provided using the following rates:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance
Automotive	30% declining balance

(e) Goodwill and intangible assets:

Goodwill arose on the acquisition of Most Referred® and is recorded at cost. Intangibles consist of trademarks over brand name rights related to the purchase of AMRR and are recorded at cost and amortized over 60 months on a straight line basis.

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

The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To July 31, 2004, no goodwill impairment loss recognition has been required.

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

(g) Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in the weighted average number of common shares outstanding for purposes of the basic net loss per share (Note 10(a)). Diluted loss per share is computed by the treasury stock method using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the years ending July 31, 2003 and 2004, basic and diluted net loss per share are the same.

(h) Web site development:

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

(i) Stock-based compensation:

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

The fair value of options granted to employees in fiscal 2004 was $0.26 (2003 - $0.10) per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:
	Year ended July 31, 2004	Year ended July 31, 2003
Net loss, as reported	$ (148,718)	$ (180,992)
Employee stock-based compensation expenses included in net loss, net of related tax effects	-	-
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(328,380)	(210,000)
Pro forma loss	$ (477,098)	$ (390,992)
Pro forma loss per share, basic and diluted	$ (0.02)	$ (0.02)

Stock-based compensation is calculated based upon the following weighted average assumptions:
	Year ended July 31, 2004	Year ended July 31, 2003

Expected life of options	2 years	2 years
Expected stock price volatility	294%	205%
Expected dividend yield	0%	0%
Risk free interest rate	3.1%	2.9%

(j) Revenue recognition:

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

3. Due from related parties:
	2004	2003
612559 B.C. Ltd	$ 20,498	$ 17,332
Bill Coughlin	96,150	91,294
	$ 116,648	$ 108,626

The amount due from 612559 B.C. Ltd. ("612559") is without interest or specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the company. Four directors and two officers of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin (the "shareholder") is without interest, is repayable in Canadian dollars ($CDN 120,443; 2003 - $CDN 120,443), has no specified terms of repayment and is unsecured. The amount due from shareholder arose due to Most Referred® funding certain expenditures pertaining to the shareholder prior to the purchase of Most Referred® in fiscal 2000 and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and the shareholder, the amount due is to be repaid from proceeds received by the shareholder from sales of the Company's common shares on the open market. At July 31, 2004, the shareholder held common shares having a market value in excess of the amount due.

4. Fixed assets:

Fixed assets consist of the following:
	2004	2003
Cost:
Computer hardware	$ 163,671	$ 136,833
Computer software	31,117	28,930
Leasehold improvements	44,263	12,186
Office equipment	75,558	57,548
Automotive	2,256	2,136
	316,865	237,633
Accumulated amortization:
Computer hardware	(95,975)	(67,529)
Computer software	(30,753)	(25,893)
Leasehold improvements	(18,443)	(1,828)
Office equipment	(33,852)	(24,021)
Automotive	(1,317)	(865)
	(180,340)	(120,136)
Net book value	$ 136,525	$ 117,497

5.  Website development and intangible assets:
	2004	2003
Cost:
Website development	$ 496,384	$ 408,788
Trademark brand rights	37,823	37,823
	534,207	446,611
Accumulated amortization:
Website development	(380,015)	(250,041)
Trademark brand rights	(25,214)	(17,650)
	(432,685)	(267,691)
Net book value	$ 128,978	$ 178,920

6. Payable to related parties:
	2004	2003
MGA Connectors Ltd. ("MGA"), without interest or specified terms of repayment, unsecured	$ -	$ 19,471
Due to Khachik Toomian ("Toomian"), without interest or specified terms of repayment, unsecured	-	35,000
	$ -	$ 54,471

An officer of the Company is also an officer MGA. Mr. Toomian is a major shareholder of the Company.

7. Long term debt:
	2004	2003
Term loan agreement payable in monthly instalments of $1,730, including interest at lender prime plus1.5% (2004 - 5.50%, 2003 - 5.50%), secured by a general security agreement and $113,000 security pledge by each of 2 directors and an officer of the Company, payable on demand	$ 43,004	$ -
Less current portion	(43,004)	-
	$ -	$ -

Long term debt is due on demand, however, the bank has agreed to a regular repayments of principal. Until and unless demanded, the annual repayment of debt over the next three years is approximately as follows:
2005	$18,890
2006	$19,983
2007	$ 4,131

The Company also has a $CDN 25,000 (2003 - $Nil) line of credit for its Most Referred® subsidiary. The line of credit bears interest at lender prime plus 1.25% (2004 - 5.25%, 2003 - nil%). There was no outstanding balance on the line of credit as of July 31, 2004. The line of credit is secured as part of the long-term debt agreement.

8. Income taxes:

The Company has income tax loss carryforwards of approximately $1,640,000 which are available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire as follows:
U.S.
2020	81,000
2021	312,000
2022	806,000
2023 2024	294,000 147,000
$ 1,640,000

Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

	2004	2003
Deferred tax assets:
Operating loss carryforwards	$ 590,000	$ 555,000
Unearned revenues	99,000	84,000
Capital assets and web site development	17,000	16,000
	706,000	655,000
Valuation allowance for deferred tax assets	(698,000)	(649,000)

Net deferred tax assets	8,000	6,000
Deferred tax liabilities:
Prepaid expenses	(8,000)	(6,000)
	$ -	$ -

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

One Series A preferred share of the Company together with one preferred share of 604587 British Columbia Ltd. may be exchanged for one share of the Company's common stock at the holder's option.

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

In the event of liquidation, dissolution of winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, no distribution will be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C preferred shares unless, prior thereto, the holders of the Series C preferred shares will have received $0.875 per share. After payment of the aforesaid amounts to the holders of the Series C preferred shares they will not, as such, be entitled to share any further in the distribution of the assets of the Company.

The rights and preferences of the unissued and undesignated preferred shares have not been determined.

(b) Options:

The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of and for the two years ended July 31, 2004:

Date	Number of options granted	Weighted average exercise price

Balance, July 31, 2002	1,799,000	$0.30

Issuances:
July 25, 2003	1,800,000	$0.20
July 25, 2003	300,000	$0.25
Expired:
June 1, 2003	(715,000)	$0.25

Balance, July 31, 2003	3,184,000	$0.25

Expired:
August 1, 2003	(524,000)	$(0.43)

Issued:
November 5, 2003	1,263,000	$0.30

Exercised:
December 10, 2003	(560,000)	$(0.25)

Balance, July 31, 2004	3,363,000	$0.24

Options outstanding at July 31, 2004 are as follows:
Number of shares	Expiry date	Exercise price
1,800,000	August 1, 2006	$0.20
300,000	August 1, 2006	$0.25
1,263,000	November 5, 2006	$0.30

3,363,000

All of the share options have vested as of July 31, 2004.

The following options, included in the total above, have been issued and remain unexercised as of July 31, 2004 under the "Incentive Stock Option Plan", and the "Non-qualified Stock Option Plan".

Date of grant	Expiry date	Number of options granted	Exercise price

Incentive Stock Option Plan:
July 25, 2003	August 1, 2006	1,200,000	$0.20
July 25, 2003	August 1, 2006	300,000	$0.25
Non-qualified Stock Option Plan:
July 25, 2003	August 1, 2006	600,000	$0.20
November 5, 2003	November 5, 2006	1,263,000	$0.30

The fair value of options granted to employees in fiscal 2004 was $0.26 (2003 - $0.10)

Pro forma loss and loss per share is disclosed in note 2(i).

(c) Warrants:

The following table sets forth information concerning warrants granted:
Date of grant	Number of warrants granted	Weighted average exercise price
Balance, July 31, 2002	3,300,227	$0.30

Issuances:
August 28, 2002	1,250,000	$0.15
August 28, 2002	625,000	$0.15
Expirations:
December 21, 2002	(200,000)	$(0.25)
Exercises:
February 26, 2003	(340,000)	$(0.15)
Balance, July 31, 2003	4,635,227	$0.25

Exercises:
October 8, 2003	(116,667)	$(0.30)

Issuances:
December 31, 2003	36,750	$0.40

Expirations:
October 18, 2003	(1,783,560)	$(0.30)
May 29, 2004	(150,000)	$(0.25)
July 13, 2004	(375,000)	$(0.25)

Balance, July 31, 2004	2,246,750	$0.22

Warrants outstanding as at July 31, 2004 are as follows:
Number of shares	Expiry date	Exercise price
375,000	March 20, 2005	$0.40
36,750	December 31, 2006	$0.40
300,000	January 28, 2007	$0.32
1,535,000	August 28, 2005	$0.15

2,246,750

(d) Note receivable for subscription:

The note receivable for subscription is without fixed terms of repayment, bears interest at 7.5% per annum and is secured by the common shares under subscription. As at July 31, 2004, $43,469 (July 31, 2003 - $43,469) remains outstanding on the note receivable.

11. Stock compensation plans:

(a) Incentive stock option plan:

The incentive stock option plan authorizes the issuance of 3,500,000 (2003 - 2,500,000) options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

An increase of 1,000,000 authorized options issuable under the incentive stock option plan was ratified by shareholder on April 26, 2004.

(b) Non-qualified stock option plan:

The non-qualified stock option plan authorizes the issuance of 3,500,000 options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The option exercise price and expiration date are determined by the Company's Board of Directors.

(c) 2000 Stock bonus plan:

The Company's 2000 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

On September 25 2003, the Company determined that on January 24 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle existing accounts payable to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan or a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We contacted the bonus share recipients and two bonus share recipients agreed to voluntarily cancel their unsold bonus shares, which totaled 75,000 shares. The 75,000 bonus shares were cancelled in November 2003. In August 2004, we issued 75,000 bonus shares to the two bonus share recipients, pursuant to our 2004 Bonus Stock Plan (note 11(d)). The Company has implemented additional internal procedures to ensure that this type of error will not occur in the future.

(d) 2004 Stock bonus plan:

The Company's 2004 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

The Company's 2004 Stock Bonus Plan was ratified by shareholders on April 26, 2004. Subsequent to July 31, 2004, on August 6, 2004, 75,000 common shares were issued from the Plan to two employees of the Company to settle an outstanding liability.

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

13. Commitment:

The Company has premises lease commitments of $96,844 in 2005 and $24,318 in 2006. The Company's current lease expires on October 31, 2005.

14. Comparative figures:

Certain of the comparative figures have been reclassified to conform with the financial presentation adopted in 2003.

15. Subsequent events:

Subsequent to the year end the Company entered into a Financial Consulting Services Agreement and a Sales and Marketing Agreement. The Company is committed under the agreements to either issue common shares or expenditures of funds in the next fiscal year as follows:
	Financial Consulting Services Agreement	Sales and Marketing Agreement
Commitment	550,000 shares of common stock	$ 31,200

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: November 12, 2004	By: Kenneth Galpin Kenneth Galpin, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President and Director (Principal Executive Officer)	November 12, 2004
/s/ Scott Munro Scott Munro	Treasurer and Principal Financial Officer	November 12, 2004
David Woodcock	Chairman of the Board	November __, 2004
/s/ Glenn Davies Glenn Davies	Director	November 15, 2004
Ken Landis	Director	November __, 2004
/s/ Joy Tan Joy Tan	Director	November 15, 2004

Index to Exhibits
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.2(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.3(1)	Bylaws
3.4(4)	Amended Bylaws dated February 15, 2002
3.5(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001
10.3(8)	2004 Stock Bonus Plan
10.4	Amendment No. 1 to 2004 Stock Bonus Plan
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)

(1)    Incorporated by reference to Registration Statement on Form 10-SB dated January 20, 2000.

(2)   Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended July 31, 2000.

(3)    Incorporated by reference to Current Report on Form 8-K dated April 15, 2002.

(4)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended January 31, 2002.

(5)    Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended October 31, 2003.

(6)    Incorporated by reference to Current Report on Form 8-K dated May 12, 2000.

(7)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(8)    Incorporated by reference to Proxy Statement on Schedule 14A filed on March 25, 2004.

(9)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.