Form 10KSB/A
period 2004-07-31
MOST HOME CORP
filed 2004-12-13
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Amendment No. 1)

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

Pursuant to this Form 10-K/A-1, the registrant amends "Item 9. Directors, Executive Officers, Promoters and Control Persons" of Part III of its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004, to include disclosure of its audit committee financial expert and Code of Ethics; and amends "Item 10 Executive Compensation" of Part III to correct a clerical error in reporting the number of warrants held by other warrant holders. This amendment has no impact on the financial statements of the registrant for the fiscal year ended July 31, 2004. Besides the said disclosures, no other changes have been made to the Form 10-KSB for the fiscal year ended July 31, 2004.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Board Committees

The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee. Mr. George Shahnazarian, the audit committee financial expert, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Act of 1934.

Code of Ethics

The Company does not currently have a Code of Ethics. Management is dedicating the month of December to finalizing its Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

Other Information Regarding the Plans.

The following table lists all options and warrants granted by the Company as of November 10, 2004, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Kenneth Galpin	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06
George Shahnazarian	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06
Joy Tan	300,000	$0.20	08/01/06
Glenn Davies	300,000	$0.20	08/01/06

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Ken Landis	300,000 375,000	$0.20 $0.30	08/01/06 11/05/06
David Woodcock	300,000	$0.20	08/01/06
Scott Munro	50,000 90,000	$0.25 $0.30	08/01/06 11/05/06
Company employees, former employees and consultants	625,000 300,000 250,000	$0.15 $0.32 $0.25	08/28/05 01/28/07 08/01/06
Other warrant holders	1,369,750	$0.15 to $0.40	03/20/05 to 12/31/06
	--------------- 5,609,750 =========

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: December 7, 2004	By: /s/ Kenneth Galpin Kenneth Galpin, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President and Director (Principal Executive Officer)	December 10, 2004
/s/ Scott Munro Scott Munro	Treasurer and Principal Financial Officer	December 10, 2004

Signatures	Title	Date
David Woodcock	Chairman of the Board	December ____, 2004
/s/ Glenn Davies Glenn Davies	Director	December 10, 2004
/s/ Ken Landis Ken Landis	Director	December 10, 2004
/s/ Joy Tan Joy Tan	Director	December 10, 2004