Form 10QSB
period 2004-10-31
MOST HOME CORP
filed 2004-12-15
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2004
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

As of December 9, 2004 the Company had 18,294,515 outstanding shares of Common Stock. This amount excludes 2,871,559 shares of common stock issuable upon the conversion of 2,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Three months ended October 31, 2004

(Unaudited)

MOST HOME CORP.

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

October 31, 2004 and July 31, 2004
	October 31, 2004 (Unaudited)	July 31, 2004
Assets
Current assets: Accounts receivable, net of allowance of $1,642 (July 31, 2004 - $1,822) Prepaid expenses	$ 111,276 50,915 162,191	$ 96,813 29,256 126,069
Due from related parties (Note 4)	125,650	116,648
Fixed assets (Note 6)	144,177	136,525
Website development and intangible assets (Note 5)	133,680	128,978
Goodwill	581,050	581,050
	$ 1,146,748	$1,089,270
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Long term debt (Note 8) Payable to related parties (Note 7)	$ 18,826 339,440 267,018 43,563 20,818	$ 11,898 301,499 248,799 43,004 -
	689,665	605,200

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 16,669,515; July 31, 2003 - 16,594,515)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 2,871,559, July 31, 2004 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	16,670 2,431,715 2,872 481,704 (2,414,095) (61,783)	16,595 2,412,290 2,872 481,704 (2,387,735) (41,656)
	457,083	484,070
	$ 1,146,748	$ 1,089,270

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2004	Three months ended October 31, 2003
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 372,843 134,838 18,828 15,403 541,912	$ 342,026 118,374 29,632 9,936 499,968
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	3,267 3,488 13,717 205,114 225,586	7,113 3,298 9,990 153,395 173,796
Gross margin	316,326	326,172

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                   - intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	6,220 12,941 1,891 6,793 7,133 7,992 527 23,778 8,927 14,220 6,184 16,864 520 2,534 14,757 49,957 161,448 342,686	842 3,567 1,891 2,917 3,257 3,515 30 13,829 4,511 20,527 4,133 11,146 482 2,276 11,772 48,472 134,143 267,310
Net income (loss) for the period	$ (26,360)	$ 58,862
Net income (loss) per common share, basic	$ (0.00)	$ 0.00
Net income (loss) per common share, diluted	$ (0.00)	$ 0.00
Weighted average common shares, basic	19,541,074	18,871,759
Weighted average common shares, diluted	19,541,074	19,993,670

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended October 31, 2004
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2004	16,594,515	$ 16,595	$ 2,412,290	2,871,559	$ 2,872	$ 481,704	$ (41,656)	$ (2,387,735)	$ 484,070
Common stock issued on August 6, 2004 for settlement of prior stock cancellation (Note 3(e))	75,000	75	19,425	-	-	-	-	-	19,500
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	(20,127) -	- (26,360)	(20,127) (26,360)
							(20,127)	(26,360)	(46,487)
Balance, October 31, 2004	16,669,515	$ 16,670	$ 2,431,715	2,871,559	$ 2,872	$ 481,704	$ (61,783)	$ (2,414,095)	$ 457,083

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2004	Three months ended October 31, 2003

Cash flows from operating activities:
  Income (loss) for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
 Changes in operating asset and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue
    Other, including unrealized foreign exchange

	$ (26,360) 14,832 36,964 (14,463) (21,659) - 57,441 18,219 (6,656)	$ 58,862 5,458 27,553 532 (662) 16,659 (74,367) 41,341 9,639
Net cash provided by operating activities	58,318	85,015
Cash flows from investing activities: Acquisition of fixed assets Web site development	(36,989) (43,557)	(30,467) (55,859)
Net cash used in investing activities	(80,546)	(86,326)

Cash flows from financing activities:
   Increase in bank indebtedness
   Repayment of long-term debt
   Advances from related parties
   Increase in advances to related parties
   Repayment of advances to related parties

	6,928 (4,809) 20,818 (709) -	2,790 - 848 - (5,605)
Net cash provided by (used in) financing activities	22,228	(1,967)
Increase in cash	-	(3,278)
Cash, beginning of period	-	3,278
Cash, end of period	$ -	$ -
Supplementary cash flow information: Interest paid Taxes paid Non-cash activities: Stock issued to settle accounts payable Payable to related party settled upon exercise of warrants	$ 4,076 $ - $ 19,500 $ -	$ 5,167 $ - $ - $ 35,000

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
(Unaudited)

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

Operations to date have primarily been financed through the issuance of common stock. The Company has suffered recurring losses to October 31, 2004 and has an accumulated deficit of $2,414,095. The Company does not have sufficient working capital to sustain operations for the twelve months ending October 31, 2005. Additional debt or equity financing of approximately $615,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through one or more private placements of the Company's common or preferred stock. Additional financing is anticipated, but not guaranteed, through the exercise of outstanding stock options and warrants. Management also expects the full repayment of amounts due from related parties (Note 4) prior to July 31, 2005. Subsequent to October 31, 2004 the Company received proceeds of $307,000 from the exercise of stock options and warrants (see Note 3(d)). There can be no certainty whatsoever that such sources will provide additional cash in the twelve months ending October 31, 2005.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

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

Three months ended October 31, 2004
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

SFAS No. 123, Accounting for Stock-Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. No differences existed between net income (loss) and pro forma earnings (loss) and reported amounts for the three months ended October 31, 2004 and 2003.

There were no options granted to employees in the three month periods ended October 31, 2004 and October 31, 2003.

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
(Unaudited)

3.   Capital stock:

(b)   The following table sets forth information concerning options granted:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2004 and October 31, 2004	3,363,000	$0.24

All outstanding options are exercisable at October 31, 2004.

Options outstanding at October 31, 2004 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,800,000 300,000 1,263,000 3,363,000	August 1, 2006 August 1, 2006 November 5, 2006	$0.20 $0.25 $0.30

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2004 and October 31, 2004	2,246,750	$0.22

As of October 31, 2004 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
375,000 1,535,000 36,750 300,000 2,246,750	$0.40 $0.15 $0.40 $0.324	March 20, 2005 August 28, 2005 December 31, 2006 January 28, 2007

(d)  Subsequent events:

(i)  On November 10, 2004 the Company issued 200,000 common shares from its 2004 Stock Bonus Plan and issued 40,000 common shares from treasury to three consultants pursuant to consulting agreements. The fair value of the shares issued is $60,000 or $0.25 per share.

(ii)  On November 19, 2004, the Company received gross proceeds of $5,000 and issued 25,000 common shares to a director for the exercise of 25,000 stock options exercisable at $0.20.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
(Unaudited)

3.   Capital stock (continued):

(d)  Subsequent events (continued):

(iii)  On November 22, 2004, the Company received gross proceeds of $2,500 and issued 10,000 common shares to an employee for the exercise of 10,000 stock options exercisable at $0.25.

(iv)  On December 2, 2004, the Company issued 1,285,000 common shares for the exercise of 910,000 warrants exercisable at $0.15 each and 375,000 warrants exercisable at $0.40 each. Gross proceeds of $286,500 were received by the Company on November 30, 2004.

(v)  On November 16, 2004 the Company granted 1,800,000 stock options to Company employees and directors. Each option is exercisable at $0.60 each and expires on November 16, 2007.

(vi)  On December 9, 2004, the Company received gross proceeds of $13,000 and issued 65,000 common shares to two directors for the exercise of 65,000 stock options exercised at $0.20 each.

(e)  Share cancellations:

On September 25, 2003, the Company determined that on January 24, 2003, the Company inadvertently issued a number of common shares which exceeded the 500,000 authorized share limit issuable under the Company's registered Form S-8 Stock Bonus Plan by approximately 73,000 shares. The 73,000 shares were issued to settle existing accounts payable to certain contractors. We believe the issuance of the 73,000 common shares is a violation of the Securities Act because they were not properly issued pursuant to a stock plan or a registration statement and the shares were issued without a restrictive legend. For accounting purposes, the accounts payable balance is not considered to be settled until the 73,000 stock bonus plan shares are authorized to be issued under the stock bonus plan. We notified two bonus share recipients of 75,000 shares (the "Bonus Shares Recipients") that the resale of their securities will be a violation of the Securities Act of 1933, and that the Company and/or the Bonus Shares Recipients may be subject to potential liabilities under the Exchange Act and the regulations thereunder. The two Bonus Shares Recipients returned their share certificates representing 75,000 bonus stock to the Company, which were subsequently cancelled on November 21, 2003. On August 6, 2004, 75,000 common shares were issued from the Company's 2004 Stock Bonus Plan to the two Bonus Share Recipients in replacement of the previously cancelled shares. The Company has implemented additional internal procedures to ensure that this type of error will not occur in the future.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
(Unaudited)

4.   Due from related parties:
	October, 2004 (Unaudited)	July 31, 2004
612559 B.C. Ltd. Bill Coughlin	$ 21,207 104,443 $ 125,650	$ 20,498 96,150 $ 116,648

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the company. Two directors and one officers of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin (the "shareholder") is without interest. The amount due is repayable is both U.S. and Canadian dollars; ($CDN 120,443 - October 31, 2004; July 31, 2004 - $CDN 120,443) and ($5,557 - October 31, 2004; $5,557 - July 31, 2004), has no specified terms of repayment and is unsecured. The amount due from shareholder arose due to Most Referred® funding certain expenditures pertaining to the shareholder prior to the purchase of Most Referred® in fiscal 2000 and payment of certain personal expenses in 2001. Pursuant to a verbal agreement between the Company and the shareholder, the amount due is to be repaid from proceeds received by the shareholder from sales of the Company's common shares on the open market. At October 31, 2004, the shareholder held common shares having a market value in excess of the amount due.

5.   Website development and intangible assets:
	October 31, 2004 (Unaudited)	July 31, 2004
Cost: Website development Trademark brand rights	$ 539,941 37,823 577,764	$ 496,384 37,823 534,207
Accumulated amortization: Website development Trademark brand rights	(416,979) (27,105) (444,084)	(380,015) (25,214) (432,685)
Net book value	$ 133,680	$ 128,978

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
(Unaudited)

6.  Fixed assets:
	October, 2004 (Unaudited)	July 31, 2004
Cost:
Computer hardware	$ 185,562	$ 163,671
Computer software	33,676	31,117
Leasehold improvements	49,143	44,263
Office equipment	83,010	75,558
Automotive	2,463	2,256
	353,854	316,865
Accumulated amortization:
Computer hardware	(109,897)	(95,975)
Computer software	(33,378)	(30,753)
Leasehold improvements	(25,768)	(18,443)
Office equipment	(39,120)	(33,852)
Automotive	(1,514)	(1,317)
	(209,677)	(180,340)
Net book value	$ 144,177	$ 136,525

7.  Payable to related parties:
	October, 2004 (Unaudited)	July 31 2004
George Shahnazarian	$ 20,818	$ -

Mr. Shahnazarian is an officer and shareholder of the Company. The amount due is repayable in Canadian dollars ($CDN 25,000 - October 31, 2004; $CDN nil - July 31, 2004) and is without interest or specific terms of repayment.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2004
(Unaudited)

8. Long term debt:
	October 31, 2004 (Unaudited)	July 31, 2004

Term loan agreement payable Canadian dollars in monthly instalments of $1,888 ($CDN 2,300), including interest at lender prime plus 1.50% (5.75% - October 31, 2004; 5.50% - July 31, 2004), secured by a GSA and $123,153 ($CDN 150,000) security pledge by each of 2 directors and an officer of the Company

	$ 43,563	$ 43,004
Less: current portion	(43,563)	(43,004)
	$ -	$ -

Long term debt is due on demand, however, the bank has agreed to a regular repayment of principal. Until and unless demanded, the repayment of principal over the next three years is approximately as follows:
Twelve months ending October 31, 2005	$20,878 ($CDN 25,430)
Twelve months ending October 31, 2006	21,002 ($CDN 25,580)
Twelve months ending October 31, 2007	1,683 ($CDN 2,050)
$43,563

The Company secured Canadian dollar line of credit for its Most Referred® subsidiary which bears interest at lender prime plus 1.25% (5.50% - October 31, 2004; 5.25% - July 31, 2004). There was an outstanding balance of $18,062 (CDN 22,000) on the line of credit as of October 31, 2004 and nil as of July 31, 2004.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

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

The primary competitors at this time for Most Referred would be Lending Tree and HomeGain. For ClientBuilder, the competitors would include Custom web developers like Katabat and Delta Group along with large integrated firms such Fidelity National Information Systems.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

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

Regulation

Most Home's subsidiary, Most Referred Real Estate Agents Inc., is a licensed real estate company in the Province of British Columbia operates under legislation of the Real Estate Council of British Columbia. Most Referred also maintains membership in the Greater Vancouver Real Estate Board and the Canadian Real Estate Association. As such, it is subject to the governance of these bodies.

Employees. As of December 9, 2004 the Company employed 45 people on a full-time basis; 5 of these employees are licensed REALTORS® or have real estate experience and 14 employees are on their REALTOR® licensing course currently.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.2822 for the three-months ended October 31, 2004 compared to 1.3602 for the three months ended October 31, 2003. This represents an increase of approximately 6%, on an average three-month exchange rate basis, in the Company's expenses and cash disbursements over the three months ended October 31, 2004. The Company does not currently engage in foreign currency hedging activities.

Revenues and expenses

Revenues for the three months ended October 31, 2004 were $541,912 compared to $499,968 for the prior year quarter ended October 31, 2003. Specific changes to revenue include referral revenues which increased by 9.0% to $372,843 for the three-month period ended October 31, 2004 from referral revenues of $342,026 for the three months ended October 31, 2003. This increase is due to the greater demand for the Company's referral services. The Company is focused on identifying and implementing additional sources for its referral and lead generation services which may increase referral revenues in future periods. Membership and ClientBuilder revenues increased from a combined $148,006 to $153,666 for the three-month period ended October 31, 2004 compared to the three-month period ended October 31, 2003, representing an increase of 3.8%. This increase is due to additional marketing efforts by the Company for its website and lead management products. The Company intends to increase marketing efforts through consulting and reseller relationships for its ClientBuilder product into the U.S. market which may increase membership sales further in future periods.

The following table shows revenues and margins for the three-month period ended October 31, 2004 with comparative figures for the prior year:
	Three months ended October 31, 2004	% of Sales	Three months ended October 31, 2003	% of Sales
Revenues:
Referrals	$ 372,843	68.8%	$ 342,026	68.4%
Membership & ClientBuilder	153,666	28.4%	148,006	29.6%
Other	15,403	2.8%	9,936	2.0%
	541,912	100.0%	499,968	100.0%

Gross Margin:	316,326	58.4%	326,172	65.2%

General and administrative expenses	342,686	63.2%	267,310	53.5%
Income (loss)	$ (26,360)	(4.9%)	$ 58,862	11.8%

Gross margin for the quarter ended October 31, 2004 was $316,326 compared to $326,172 for the comparable quarter ended October 31, 2003. The decrease in gross margin as a percentage of revenue for the three months ended October 31, 2004 is due to the impacts of foreign exchange rates and the hiring of additional sales support staff. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales decreased to 28.4% for the quarter ended October 31, 2004 compared to 29.6% for the quarter ended October 31, 2003. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources and the impact of foreign exchange rates.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

As a percentage of total revenue, referral fees increased to 68.8% for the quarter ended October 31, 2004 from 68.4% for the quarter ended October 31, 2003 and referral fees remained unchanged at 67.6% for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003. Gross margin on sales decreased in the three-month period ended October 31, 2004 due to increased referrals as a percentage of revenue and the associated higher costs as compared to membership and ClientBuilder sales. Prepaid expenses relating to unearned membership revenues increased from 7% for the three months ended October 31, 2003 to 18% for the three months ended October 31, 2004 as the Company adopted a new sales compensation structure on August 1, 2004.

As membership and ClientBuilder sales continue to decrease as a percentage of gross revenues and referrals increase, gross margin will continue to decrease in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact). Subsequent to the three months ended October 31, 2004, the Company entered into a consulting agreement to expand the marketing of its ClientBuilder for Brokers™ product into the U.S. market.

General and administrative expenses were $342,686 during the current quarter compared to $267,310 for the quarter ended October 31, 2003. This increase in expenses was due to hiring additional technical staff to develop and maintain the Company's website products, an increase in the value of the Canadian dollar (see Foreign Currency Impact) and general wages increases. Wages and benefits increased from $134,143 for the three-months ended October 31, 2003 to $161,448 for the current quarter ended October 31, 2004. Management fees increased from $11,146 for the three months ended October 31, 2003 to $16,864 for the Three months ended October 31, 2004. This increase is due to additional consulting expenses for business development and planning. Office lease increased from $13,829 for the three months ended October 31, 2003 to $23,778 for the three months ended October 31, 2004. This increase is due to the Company leasing additional office space for its operations.

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

The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To October 31, 2004, no goodwill impairment loss recognition has been required.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at October 31, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill, management estimates its value at the reporting unit level. The fair value of goodwill will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and sources of capital

Working capital deficiency at October 31, 2004 was $527,474 compared to $479,131 at July 31, 2004.

During the three month period ended October 31, 2004 Most Home's operations provided $58,318 in cash and the Company spent $80,546 on website development and the purchase of equipment. Cash required by Most Home during the three months ended October 31, 2004 was generated from operations, related party loans and through bank financing. The Company is seeking additional capital through the private sale of the Company's securities.

Between November 10 and November 30, 2004, the Company received gross proceeds of $307,000 from the exercise of stock options and warrants.

Remaining commitments on the term loan are approximately $1,888 ($CDN 2,300) per month, or a total of approximately $45,312, including principal and interest, up to and including October 31, 2006. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to complete its operations expansion and marketing plans and may be required to reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and sources of capital (continued)

Management anticipates that cash flow requirements for the twelve months ended October 31, 2005 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations. Management anticipates cash flow needs for the twelve months ended October 31, 2005 are as follows:

General and administration	$ 200,000
Advertising and promotions	100,000
Product development	115,000
Debt and liability reduction	200,000
$ 615,000

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

Most Home has suffered losses in the past

Most Home had net loss of $26,360 for the three months ended October 31, 2004. Most Home incurred a net loss of $148,718 for the year ended July 31, 2004 and incurred a net loss of $180,992 for the year ended July 31, 2003. The Company's deficit as of October 31, 2004 is $2,414,095. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The auditors' report with respect to Most Home's financial statements for the fiscal year ended July 31, 2004 filed with the Annual Report on Form 10-KSB includes an explanatory paragraph on these conditions that places substantial doubt about Most Home's ability to continue as a going concern. These financial statements do not include any adjustment as a result of this uncertainty.

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

Most Home has relied in the past on deep linking access to The Canadian Real Estate Association ("CREA") website (mls.ca) for listing data presented on its member websites in a significant portion of the Canadian market. Over the past year, CREA has engaged a technology task force to develop new policy on CREA member use of mls.ca including the practice of deep linking. During the current period, CREA had indicated that its resultant policy proposals would be effective November 1, 2003. Subsequently, CREA rescinded implementation of the policy proposals in order to receive more industry comment. CREA has since advised the Company that it can no longer use deep linking for its members until new policies are officially in place. The Company has complied with CREA's request and is awaiting implementation of the new policy. The Company previously reported that CREA had provided no definitive timeframe for the approval and deployment of its new deep linking policy. As mls.ca access provides a greater display of available listings than just those of the individual member, such access represents a key consumer draw for a member's website. Without this access some agents may delay purchase of a membership until this facility is once again available. Therefore, the Company's ability to sell memberships could be impaired in many parts of the Canadian market. The Company is now able to report that this issue with CREA was resolved as of May 4, 2004, when it was advised via written communication that access to mls.ca listings would be reinstated. CREA advised the Company that access to the listings data should resume in late June 2004 once technical revisions to the mls.ca system are in place. Since June 2004, CREA advised the Company that each of the approximately 115 MLS organizations in Canada must provide access permission to their MLS systems. CREA is in the process of obtaining authorizations for Most Home to access these MLS systems, but has not given the Company any specific time-line for completion.

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

As of December 9, 2004, Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 8,896,309 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended October 31, 2004.

On August 6, 2004 the Company issued 75,000 common shares from its 2004 Stock Bonus Plan to settle an outstanding liability to two staff. The stock was previously issued under its 2000 Stock Bonus Plan and subsequently cancelled in November 2003 as described in Note 3(e) of the interim consolidated financial statements.

Transactions subsequent to the three months ended October 31, 2004:

On November 10, 2004, the Company issued 200,000 common shares at a deemed aggregate price of $50,000 from its 2004 Stock Bonus Plan pursuant to a consulting services agreement, as consideration for services provided or to be provided by the consultants. The consultants were accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended. On November 26, 2004 we filed a registration statement on Form S-8 with the United States Securities and Exchange Commission (Commission File No. 333-120806) to register the said 200,000 common shares issued.

On November 10, 2004 the Company issued 40,000 common shares at a deemed price of $10,000 pursuant to a consulting services agreement, as consideration for services provided or to be provided by the consultant. The consultant was an accredited investor pursuant to Regulation 506 under the Securities Act of 1933, as amended.

On December 2, 2004, the Company issued a total of 1,285,000 common shares pursuant to the exercise of warrants at an exercise price ranging from $0.15 to $0.40. Gross proceeds of $286,500 were received on November 30, 2004. We issued the foregoing restricted stock pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company (the "Senior Officers"). The code of ethics is publicly available on our website at http://mosthome.com. A copy of the code of ethics is filed with the SEC as Exhibit 14.1 of this Quarterly Report. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Senior Officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
14.1	Code of Ethics
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOST HOME CORP.
Date: December 9, 2004	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
By: /s/ Scott Munro Scott Munro, Treasurer and Principal Financial Officer