Form 10QSB
period 2005-01-31
MOST HOME CORP
filed 2005-03-23
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2005
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Suite 100, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

As of March 11, 2005 the Company had 20,953,416 outstanding shares of Common Stock. This amount excludes 1,871,559 shares of common stock issuable upon the conversion of 1,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Six months ended January 31, 2005

(Unaudited)

MOST HOME CORP.

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

January 31, 2005 and July 31, 2004
	January 31, 2005 (Unaudited)	July 31, 2004
Assets
Current assets: Cash Accounts receivable, net of allowance of $1,642 (July 31, 2004 - $1,822) Prepaid expenses	$ 681,451 90,083 129,487 901,021	$ - 96,813 29,256 126,069
Due from related parties (Note 4)	22,185	116,648
Fixed assets (Note 6)	130,200	136,525
Website development and intangible assets (Note 5)	126,306	128,978
Goodwill	581,050	581,050
	$ 1,760,762	$1,089,270
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Long term debt (Note 8) Payable to related parties (Note 7)	$ - 273,717 264,237 35,986 20,480	$ 11,898 301,499 248,799 43,004 -
	594,420	605,200

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 20,827,216; July 31, 2004 - 16,594,515)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 1,871,559, July 31, 2004 - 2,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	20,827 3,711,609 1,872 313,954 (2,847,589) (34,331)	16,595 2,412,290 2,872 481,704 (2,387,735) (41,656)
	1,166,342	484,070
	$ 1,760,762	$ 1,089,270

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended January 31, 2005	Three months ended January 31, 2004	Six months ended January 31, 2005	Six months ended January 31, 2004
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 148,640 140,384 16,925 (3,760) 302,189	$ 262,680 111,682 30,823 8,131 413,316	$ 521,483 275,222 35,753 11,643 844,101	$ 604,706 230,056 60,455 18,067 913,284
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	17,234 4,492 9,345 225,978 257,049	3,046 5,065 17,251 188,657 214,019	20,501 7,980 23,062 431,092 482,635	10,159 8,363 27,241 342,052 387,815
Gross margin	45,140	199,297	361,466	525,469

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                 - intangibles
  Bad debts

Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	3,897 13,661 1,891 926 15,967 4,802 9,468 38,395 24,300 6,045 18,271 11,111 56,494 1,705 5,011 31,655 56,311 178,724 478,634	2,073 14,817 1,891 - 9,313 4,121 3,572 4,360 21,600 8,906 19,416 5,613 30,631 1,161 2,421 14,546 45,376 197,642 387,459	10,117 26,602 3,782 926 22,760 11,935 17,460 38,922 48,078 14,972 32,491 17,295 73,358 2,225 7,545 46,412 106,268 340,172 821,320	2,915 18,384 3,782 - 12,230 7,378 7,087 4,390 35,429 13,417 39,943 9,746 41,777 1,643 4,697 26,318 93,848 331,785 654,769
Net loss for the period	$ (433,494)	$ (188,162)	$ (459,854)	$ (129,300)
Net loss per common share, basic and diluted	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)
Weighted average common shares, basic and diluted	19,846,110	19,046,266	19,807,685	18,966,357

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Six months ended January 31, 2005
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2004	16,594,515	$ 16,595	$ 2,412,290	2,871,559	$ 2,872	$ 481,704	$ (41,656)	$ (2,387,735)	$ 484,070
Common stock issued on August 6, 2004 for settlement of prior stock cancellation	75,000	75	19,425	-	-	-	-	-	19,500
Common stock issued from the 2004 Stock Bonus Plan on November 10, 2004 pursuant to consulting agreements	200,000	200	49,800	-	-	-	-	-	50,000
Common stock issued on November 10, 2004 pursuant to a consulting agreement	40,000	40	9,960	-	-	-	-	-	10,000
Common stock issued on November 19, 2004 for the exercise of stock options at $0.20	25,000	25	4,975	-	-	-	-	-	5,000
Common stock issued on November 22, 2004 for the exercise of stock options at $0.25	10,000	10	2,490	-	-	-	-	-	2,500
Common stock issued on December 2, 2004 for the exercise of warrants at $0.40	375,000	375	149,625	-	-	-	-	-	150,000
Common stock issued on December 2, 2004 for the exercise of warrants at $0.15	910,000	910	135,590	-	-	-	-	-	136,500
Common stock issued on December 9, 2004 for the exercise of stock options at $0.20	65,000	65	12,935	-	-	-	-	-	13,000

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Common stock issued on December 14, 2004 for the exercise of stock options at $0.20	20,000	20	3,980	-	-	-	-	-	4,000
Common stock issued from the 2004 Stock Bonus Plan on December 28, 2004 pursuant to consulting agreements	200,000	200	/49,800	-	-	-	-	-	50,000
Warrants issued pursuant to license agreement on December 31, 2004	-	-	10,643	-	-	-	-	-	10,643
Common stock issued on January 13, 2005 for the exercise of stock options at $0.25	16,000	16	3,984	-	-	-	-	-	4,000
Common stock issued on January 13, 2005 for the exercise of stock options at $0.20	25,000	25	4,975	-	-	-	-	-	5,000
Conversion of Series A preferred stock into common stock on January 25, 2005	1,000,000	1,000	167,750	(1,000,000)	(1,000)	(167,750)	-	-	-
Common stock issued on January 25, 2005 for the exercise of stock options at $0.20	15,000	15	2,985	-	-	-	-	-	3,000
Common stock issued for cash on January 31, 2005, net of issuance costs of $17,000	995,251	995	579,155	-	-	-	-	-	580,150
Common stock issued for cash on January 31, 2005	261,450	261	91,247	-	-	-	-	-	91,508
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	7,325 -	- (459,854)	7,325 (459,854)
							7,325	(459,854)	(452,529)
Balance, January 31, 2005	20,827,216	$ 20,827	$ 3,711,609	1,871,559	$ 1,872	$ 313,954	$ (34,331)	$ (2,847,589)	$ 1,166,342

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six months ended January 31, 2005	Six months ended January 31, 2004

Cash flows from operating activities:
  Income (loss) for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
  Shares issued for services
  Warrants issued for services
Unrealized foreign exchange
 Changes in operating assets and liabilities:
    Accounts receivable
    Prepaid expenses
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue

	$ (459,854) 30,384 78,425 110,000 10,643 19,667 6,730 (100,231) - (8,282) 15,438	$ (129,300) 22,166 69,862 - - (3,667) 6,983 (1,703) 16,659 (104,469) 71,803
Net cash provided by operating activities	(297,080)	(51,676)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(32,619) (79,535)	(50,067) (55,859)
Net cash used in investing activities	(112,154)	(105,926)

Cash flows from financing activities:
   Increase (decrease) in bank indebtedness
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from exercise of warrants
   Net proceeds from exercise of stock options
   Repayment of long-term debt
   Advances from related parties
   Increase in advances to related parties
   Repayment of advances to related parties

	(11,898) 671,658 286,500 36,500 (7,018) 20,480 (1,687) 96,150	54,741 - - - (4,400) 1,251 (19,471) -
Net cash provided by (used in) financing activities	1,090,685	172,121
Increase in cash	681,451	14,519
Cash, beginning of period	-	3,278
Cash, end of period	$ 681,451	$ 17,797

Supplementary cash flow information:
   Interest paid
   Taxes paid
   Non-cash activities:
      Stock issued to settle accounts payable
       Warrants issued pursuant to license agreement
   Common stock issued under consulting agreements
   Payable to related party settled upon exercise of warrants

	$ 13,656 $ - $ 19,500 $ 10,643 $ 110,000 $ -	$ 5,167 $ - $ - $ - $ - $ 35,000

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
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

Operations to date have primarily been financed through the issuance of common stock. The Company has suffered recurring losses to January 31, 2005 and has an accumulated deficit of $2,847,589. The Company does not have sufficient working capital to sustain operations for the twelve months ending January 31, 2005. Additional debt or equity financing of approximately $900,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through the exercise of outstanding stock options and warrants. There can be no certainty whatsoever that such sources will provide additional cash in the twelve months ending January 31, 2006.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the six months ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

(d)   Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Loss available to common shareholders is increased by dividends incurred on preferred stock in the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in the weighted average number of shares used in the basic net loss per share calculation. Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. For all periods presented, as outstanding options and warrants are anti-dilutive, basic and diluted loss per share is the same.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
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

The fair value of options granted to employees in the 3 and 6 months ended January 31, 2005 was $0.44 per share. The fair value of options granted to employees in the 3 and 6 month periods ended January 31, 2004 was $0.29 per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted to employees is as follows:

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

2.   Significant accounting policies (continued):

(e)   Stock-based compensation(continued):
	3 months ended January 31, 2005	6 months ended January 31, 2005	3 months ended January 31, 2004	6 months ended January 31, 2004
Net loss, as reported	$ (433,494)	$ (459,854)	$ (188,162)	$ (129,300)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(792,000)	(792,000)	(366,270)	(366,270)
Pro forma loss	$ (1,225,494)	$ (1,251,854)	$ (554,432)	$ (495,570)
Pro forma loss per share, basic and diluted	$ (0.06)	$ (0.06)	$ (0.03)	$ (0.03)

Stock based compensation is calculated based upon the following weighted average assumptions:
	3 months ended January 31, 2005	6 months ended January 31, 2005	3 months ended January 31, 2004	6 months ended January 31, 2004

Expected life of options	1.5 years	1.5 years	2 years	2 years
Expected stock price volatility	182%	182%	286%	286%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.94%	2.94%	2.39%	2.39%

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

3.   Capital stock:

(a)   Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)   The following table sets forth information concerning options for the six months ended January 31, 2005:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2004 Issued: November 16, 2004 Exercises: November 19, 2004 November 22, 2004 December 9, 2004 December 14, 2004 January 13, 2005 January 25, 2005 Balance, January 31, 2005	3,363,000 1,800,000 (25,000) (10,000) (65,000) (20,000) (41,000) (15,000) 4,987,000	$0.24 0.60 (0.20) (0.25) (0.20) (0.20) (0.22) (0.20) $0.37

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

3.   Capital stock (continued):

(b) Continued:

All outstanding options are exercisable at January 31, 2005.

Options outstanding at January 31, 2005 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,650,000 274,000 1,263,000 1,800,000 4,987,000	August 1, 2006 August 1, 2006 November 5, 2006 November 16, 2007	$0.20 $0.25 $0.30 $0.60

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2004 Exercised: December 2, 2004 Issued: December 31, 2004 January 31, 2005 Balance, January 31, 2005	2,246,750 (1,285,000) 10,750 995,251 1,967,751	$0.22 (0.22) 0.99 0.70 $0.46

As of January 31, 2005 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
625,000 36,750 300,000 10,750 995,251 1,967,751	$0.15 $0.40 $0.324 $0.99 $0.70	August 28, 2005 December 31, 2006 January 28, 2007 December 31, 2007 January 31, 2007

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

  Capital stock (continued):

(d) Shares issuances:

(i) On August 6, 2004, 75,000 common shares were issued from the Company's 2004 Stock Bonus Plan to the two Bonus Share Recipients in replacement of shares previously cancelled on November 21, 2003.

(ii) On November 10, 2004 the Company issued 200,000 common shares from its 2004 Stock Bonus Plan and issued 40,000 common shares from treasury to three consultants pursuant to consulting agreements dated October 18, 2004. The fair value of the shares issued is $60,000 or $0.25 per share based on the market price of the Company's common stock at the date the consulting agreement was entered into.

(iii) On November 19, 2004, the Company received gross proceeds of $5,000 and issued 25,000 common shares to a director for the exercise of 25,000 stock options exercisable at $0.20.

(iv) On November 22, 2004, the Company received gross proceeds of $2,500 and issued 10,000 common shares to an employee for the exercise of 10,000 stock options exercisable at $0.25.

(v) On December 2, 2004, the Company issued 1,285,000 common shares for the exercise of 910,000 warrants exercisable at $0.15 each and 375,000 warrants exercisable at $0.40 each. Gross proceeds of $286,500 were received by the Company on November 30, 2004.

(vi) On December 9, 2004, the Company received gross proceeds of $13,000 and issued 65,000 common shares to two directors for the exercise of 65,000 stock options exercisable at $0.20 per share.

(vii) On December 14, 2004, the Company received gross proceeds of $4,000 and issued 20,000 common shares to a director for the exercise of 20,000 stock options exercisable at $0.20 per share.

(viii) On December 28, 2004, the Company issued 200,000 common shares from its 2004 Stock Bonus Plan to two consultants pursuant to a consulting agreement dated October 18, 2004. The fair value of the shares issued is $50,000 or $0.25 per share based on the market price of the Company's common stock at the date the consulting agreement was entered into.

(ix) On January 13, 2005, the Company received gross proceeds of $4,000 and issued 16,000 common shares to an employee for the exercise of 16,000 stock options exercisable at $0.25 per share.

(x) On January 13, 2005, the Company received gross proceeds of $5,000 and issued 25,000 common shares to a director for the exercise of 10,000 stock options exercisable at $0.25 per share.

(xi) On January 25, 2005, the Company issued 1,000,000 common shares upon conversion of 1,000,000 preferred A shares in accordance with their original terms. No additional proceeds were received upon conversion.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

3. Capital stock (continued):

(xii) On January 25, 2005, the Company received gross proceeds of $3,000 and issued 15,000 common shares to a director for the exercise of 15,000 stock options exercisable at $0.20.

(xiii) On January 31, 2005, the Company issued 995,251 units, at $0.60 per unit, to nine private investors. Each unit consists of one common share and one whole warrant exercisable at $0.70 until January 31, 2007. Gross proceeds of $597,150 were received on sale of these units.

(xiv) On January 31, 2005, the Company issued 261,450 common shares to three individuals. Gross proceeds of $91,508 were received on sale of these shares.

(f)  Subsequent events:

(i) On February 14, 2005, the Company received gross proceeds of $40,670 and issued 116,200 common shares to a director at $0.35 per share.

(ii) On February 25, 2005, the Company received gross proceeds of $2,500 and issued 10,000 common shares to an employee for the exercise of 10,000 stock options exercisable at $0.25.

4.   Due from related parties:
	January 31, 2005 (Unaudited)	July 31, 2004
612559 B.C. Ltd. Bill Coughlin	$ 22,185 - $ 22,185	$ 20,498 96,150 $ 116,648

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the company. Two directors and one officers of the Company are also directors and officers of 612559.

The amount due from Bill Coughlin (the "shareholder") is without interest. The amount due has no specified terms of repayment and is unsecured. The amount due from shareholder arose due to Most Referred® funding certain expenditures pertaining to the shareholder prior to the purchase of Most Referred® in fiscal 2000 and payment of certain personal expenses in 2001. On January 25, 2005 the shareholder repaid the amount due in full.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

5.   Website development and intangible assets:
	January 31, 2005 (Unaudited)	July 31, 2004
Cost: Website development Trademark brand rights	$ 575,919 37,823 613,742	$ 496,384 37,823 534,207
Accumulated amortization: Website development Trademark brand rights	(458,440) (28,996) (487,436)	(380,015) (25,214) (432,685)
Net book value	$ 126,306	$ 128,978

6.  Fixed assets:
	January 31, 2005 (Unaudited)	July 31, 2004
Cost:
Computer hardware	$ 184,179	$ 163,671
Computer software	33,105	31,117
Leasehold improvements	48,224	44,263
Office equipment	81,559	75,558
Automotive	2,417	2,256
	349,484	316,865
Accumulated amortization:
Computer hardware	(113,353)	(95,975)
Computer software	(32,911)	(30,753)
Leasehold improvements	(30,818)	(18,443)
Office equipment	(40,641)	(33,852)
Automotive	(1,561)	(1,317)
	(219,284)	(180,340)
Net book value	$ 130,200	$ 136,525

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2005
(Unaudited)

7.  Payable to related parties:
	January 31, 2005 (Unaudited)	July 31 2004
George Shahnazarian	$ 20,480	$ -

Mr. Shahnazarian is an officer and shareholder of the Company. The amount due is repayable in Canadian dollars ($CDN 25,000 - January 31, 2005; $CDN nil - July 31, 2004) and is without interest or specific terms of repayment. The amount was repaid to the shareholder in full on February 4, 2005.

8. Long term debt:
	January 31, 2005 (Unaudited)	July 31, 2004

Term loan agreement payable Canadian dollars in monthly instalments of $1,888 ($CDN 2,300), including interest at lender prime plus 1.50% (5.75% - January 31, 2005; 5.50% - July 31, 2004), secured by a GSA and $123,153 ($CDN 150,000) security pledge by each of 2 directors and an officer of the Company

	$ 35,986	$ 43,004
Less: current portion	(35,986)	(43,004)
	$ -	$ -

Long term debt is due on demand, however, the bank has agreed to a regular repayment of principal. Until and unless demanded, the repayment of principal over the next three years is approximately as follows:
Twelve months ending January 31, 2006	$20,775 ($CDN 25,786)
Twelve months ending January 31, 2007	15,211 ($CDN 18,880)
$35,986

The Company secured Canadian dollar line of credit for its Most Referred® subsidiary which bears interest at lender prime plus 1.25% (5.50% - January 31, 2005; 5.25% - July 31, 2004). There was an outstanding balance of nil on the line of credit as of January 31, 2005 and nil as of July 31, 2004.

9.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Corporate History

The Company was established in 1997 with a vision to connect real estate consumers with high quality real estate agents via the Internet. Today, that vision is being realized as online consumers are introduced to the services of agents in over 2600 markets in the US and Canada.
The realization of this vision gained momentum in September 2000, when the current management team assumed operational control and led a small group of investors who injected new growth capital into the business. In the four years since, Most Home has developed its technology to scale, confirmed a market for its services, established an initial customer base and built a capable 43 person staff.

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

Most Home positions itself in the response level between the systems operated by the lead aggregators offering online advertising services and the broker/agent handling the transaction. We wish to leverage our strong position at the response level as one of the largest independent lead response firms in the industry today. We estimate this space to already hold over $50 million in mostly untapped annual revenues. Our competitive advantages are our scale, our proprietary technology, our independence and our licensed staff.

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

Employees. As of March 11, 2005 the Company employed 43 people on a full-time basis; 6 of these employees are licensed REALTORS® and 9 employees are on their REALTOR® licensing course currently.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. The Bank of Canada (http://www.bankofcanada.ca) reports that the average exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.2135 for the three-months ended January 31, 2005 compared to 1.3071 for the three months ended January 31, 2004 and 1.2478 for the six months ended January 31, 2005 compared to 1.3337 for the six months ended January 31, 2004. This represents an increase of approximately 7.2% for the three-months and 6.4% for the six-months ended January 31, 2005, on an average period exchange rate basis, in the Company's expenses and cash disbursements. The Company does not currently engage in foreign currency hedging activities.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses

The following tables shows revenues and margins for the six-month period ended January 31, 2005 with comparative figures for the prior year:
	Six months ended January 31, 2005	% of Sales	Six months ended January 31, 2004	% of Sales
Revenues:
Referrals	$ 521,483	61.8%	$ 604,706	66.2%
Membership & ClientBuilder	310,975	36.8%	290,511	31.8%
Other	11,643	1.4%	18,067	2.0%
	844,101	100.0%	913,284	100.0%

Gross Margin:	361,466	42.8%	525,469	57.5%

General and administrative expenses	821,320	97.3%	654,769	71.7%
Loss	$ (459,854)	(54.5)%	$ (129,300)	(14.2)%

The following tables shows revenues and margins for the three-month period ended January 31, 2005 with comparative figures for the prior year:
	Three months ended January 31, 2005	% of Sales	Three months ended January 31, 2004	% of Sales
Revenues:
Referrals	$ 148,640	49.2%	$ 262,680	63.6%
Membership & ClientBuilder	157,309	52.1%	142,505	34.5%
Other	(3,760)	(1.3)%	8,131	1.9%
	302,189	100.0%	413,316	100.0%

Gross Margin:	45,140	14.9%	199,297	48.2%

General and administrative expenses	478,634	158.4%	387,459	93.7%
Loss	$ (433,494)	(143.5%)	$ (188,162)	(45.5%)

Gross margin for the quarter ended January 31, 2005 was $45,140 compared to $199,297 for the comparable quarter ended January 31, 2004. Gross margin for the six months ended January 31, 2005 was $361,466 compared to $525,469 for the comparable six-months ended January 31, 2004. The decrease in gross margin as a percentage of revenue for the six months ended January 31, 2005 is due to a decrease in referral revenues and the impacts of foreign exchange rates. Changes in the sources of revenue of the

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 52.1% for the quarter ended January 31, 2005 compared to 34.5% for the quarter ended January 31, 2004 and membership and ClientBuilder sales increased by 5.0% to 36.8% for the six months ended January 31, 2005 from 31.8% for the six months ended January 31, 2004. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources and the impact of foreign exchange rates.

As a percentage of total revenue, referral fees decreased to 49.2% for the quarter ended January 31, 2005 from 63.6% for the quarter ended January 31, 2004 and referral fees decreased to 61.8% for the quarter ended January 31, 2005 from 66.2% for quarter ended January 31, 2004. Gross margin on sales decreased in the three-month period ended January 31, 2005 due to decreased referrals as a percentage of revenue and the associated higher costs as compared to membership and ClientBuilder sales. Direct wages costs on referral revenues are salary based and not scaled to revenues. This may cause further decreases in gross margin should referral revenues decrease in future periods.

The decline in referral revenues for the quarter ended January 31, 2005 was the result of a significant drop from 2,000, on average, leads per day in prior periods, to around 900 leads per day generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo and Inktomi. The Company is working to mitigate the lower than expected lead production and increase its websites' rankings on these portals, but there can be no assurance of success. In January 2005, a search engine marketing firm was hired by the Company to help resolve this issue. The Company has also taken steps to generate leads through third-parties in order to reduce its exposure to search engine uncertainty. Since January 31, 2005, the Company has seen a recovery in some of its search engine portal listings, which has resulted in an approximately 30% recovery in leads from these sources.

As membership and ClientBuilder sales continue to increase as a percentage of gross revenues and referrals decrease, gross margin will be increased in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

General and administrative expenses were $478,634 during the current quarter compared to $387,459 for the quarter ended January 31, 2004. This increase is due to additional consulting expenses for business development and planning, hiring investor relations consultants and an increase in the value of the Canadian dollar (see Foreign Currency Impact). Wages and benefits decreased from $197,642 for the three months ended January 31, 2004 to $178,724 for the current quarter ended January 31, 2005. Management fees increased from $30,631 for the three months ended January 31, 2004 to $56,494 for the three months ended January 31, 2005. This increase is due to additional consulting expenses for business development and marketing of the Company's ClientBuilder products. Investor relations increased from $4,360 for the three months ended January 31, 2004 to $38,395 for the three months ended January 31, 2005. This increase is due to the Company hiring investor relations consultants.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To January 31, 2005, no goodwill impairment loss recognition has been required.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at January 31, 2005, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill, management estimates its value at the reporting unit level. The fair value of goodwill will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and sources of capital

Working capital was $306,601 at January 31, 2005 compared to deficiency of $479,131 at July 31, 2004.

During the six month period ended January 31, 2005 Most Home's operations used $297,080 in cash and the Company spent $112,154 on website development and the purchase of equipment. Cash required by Most Home during the six months ended January 31, 2005 was generated through capital raising activities, generating approximately $994,000 through the private sale of stock and the exercise of warrants and stock options during the six months ended January 31, 2005. In addition, on January 25, 2005 a shareholder of the Company repaid a $96,150 outstanding loan.

Subsequent to the three months ended January 31, 2005, on February 14, 2005, the Company received $40,600 for the private sale of Company's stock to a director of the Company.

Remaining commitments on the Company's term loan are approximately $1,889 ($CDN 2,300) per month, or a total of approximately $45,312, including principal and interest, up to and including January 31, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and sources of capital (continued)

Management anticipates that cash flow requirements for the twelve months ended January 31, 2006 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations. Management anticipates cash flow needs for the twelve months ended January 31, 2005 are as follows:

General and administration	$ 200,000
Advertising and promotions	500,000
Product development	150,000
Debt and liability reduction	50,000
$ 900,000

Recent Accounting Pronouncements

FASB Statement 123 (revised 2004), "Share-Based Payment ("Statement 123(R)"). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement eliminates an entity's ability to account for share-based compensation transaction issuing the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for the Company as of the beginning of the first interim or annual reporting period that beings after December 31, 2005. Entities that adopt the fair-value-based method of accounting, rather than the minimum-value based method, must use either the modified perspective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is currently reviewing the potential implications of this statement upon adoption.

FASB Interpretation No. 46R Consolidation of Variable Interest Entities ("FAS 46R"). FAS 46R applies to the first fiscal year or interim period ending after December 15, 2004. FAS 46R can require the consolidation of interest in entities held through other than voting control. This Interpretation is to be applied prospectively. The adoption of FAS 46R has not had, to date, a material effect on the Company's financial results.

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

Most Home has suffered losses in the past

Most Home had net loss of $433,494 for the three months and $459,854 for the six months ended January 31, 2005. Most Home incurred a net loss of $148,718 for the year ended July 31, 2004 and incurred a net loss of $180,992 for the year ended July 31, 2003. The Company's deficit as of January 31, 2005 is $2,847,589. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

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

As of March 11, 2005, Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 8,816,310 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2005, the Company did not sell equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.2(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.3(1)	Bylaws
3.4(4)	Amended Bylaws dated February 15, 2002
3.5(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004*
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001*
10.3(8)	2004 Stock Bonus Plan*
10.4	Amendment No. 1 to 2004 Stock Bonus Plan*

Exhibit No.	Description of Exhibit
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*Indicates a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: March 17, 2005	By: Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
By: Scott Munro Scott Munro, Treasurer and Principal Financial Officer