Form 10QSB
period 2005-04-30
MOST HOME CORP
filed 2005-06-15
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2005
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Unit 1, 11491 Kingston St.
Maple Ridge, British Columbia, Canada V2X 0Y6
                              Tel: (604) 460-7634
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

As of June 13, 2005 the Company had 21,096,273 outstanding shares of Common Stock. This amount excludes 1,871,559 shares of common stock issuable upon the conversion of 1,871,559 Series A Preferred shares.

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Nine months ended April 30, 2005

(Unaudited)

MOST HOME CORP.

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

April 30, 2005 and July 31, 2004
	April 30, 2005 (Unaudited)	July 31, 2004
Assets
Current assets: Cash Accounts receivable, net of allowance of $500 (July 31, 2004 - $1,822) Promissory notes receivable (Note 9) Prepaid expenses	$ 227,427 138,168 64,055 60,280 489,930	$ - 96,813 - 29,256 126,069
Due from related parties (Note 4)	23,065	116,648
Fixed assets (Note 6)	135,427	136,525
Website development and intangible assets (Note 5)	95,689	128,978
Goodwill	581,050	581,050
	$ 1,325,161	$1,089,270
Liabilities and Stockholders' Equity
Current liabilities: Bank indebtedness Accounts payable and accrued liabilities Unearned revenue Long term debt (Note 7)	$ - 194,868 241,616 32,280	$ 11,898 301,499 248,799 43,004
	468,764	605,200

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 21,096,273; July 31, 2004 - 16,594,515)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 1,871,559, July 31, 2004 - 2,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulative other comprehensive income:
    Cumulative exchange adjustment

	21,096 3,804,510 1,872 313,954 (3,246,157) (38,878)	16,595 2,412,290 2,872 481,704 (2,387,735) (41,656)
	856,397	484,070
	$ 1,325,161	$ 1,089,270

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended April 30, 2005	Three months ended April 30, 2004	Nine months ended April 30, 2005	Nine months ended April 30, 2004
Revenue: Referral fees Membership dues ClientBuilder revenue Miscellaneous revenue	$ 251,008 143,891 15,788 1,265 411,952	$ 367,828 110,397 42,327 5,599 526,151	$ 772,491 419,113 51,541 12,908 1,256,053	$ 972,534 340,453 102,782 23,666 1,439,435
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	23,947 4,925 10,576 177,453 216,901	1,810 4,283 9,448 189,822 205,363	44,448 12,905 33,638 608,545 699,536	11,969 12,646 36,689 531,874 593,178
Gross margin	195,051	320,788	556,517	846,257

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                 - intangibles
  Bad debts
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Stock transfer and filings
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	27,665 13,475 1,891 - 45,037 1,422 12,036 96,274 29,289 12,910 11,821 8,601 6,148 1,353 7,708 31,093 90,418 196,478 593,619	411 9,173 1,891 - 9,833 5,285 11,647 7,662 28,924 5,760 4,724 7,735 7,625 2,398 2,869 25,866 53,934 176,260 361,997	37,782 40,077 5,673 926 67,797 13,357 29,496 135,196 77,367 27,882 44,312 25,896 79,506 3,578 15,253 77,505 196,686 536,650 1,414,939	3,326 27,557 5,673 - 22,063 12,663 18,734 12,052 64,353 19,177 44,667 17,481 49,402 4,041 7,566 52,184 147,782 508,045 1,016,766
Net loss for the period	$ (398,568)	$ (41,209)	$ (858,422)	$ (170,509)
Net loss per common share, basic and diluted	$ (0.02)	$ (0.00)	$ (0.04)	$ (0.01)
Weighted average common shares, basic and diluted	22,730,276	19,466,074	20,627,434	19,114,713

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Nine months ended April 30, 2005
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2004	16,594,515	$ 16,595	$ 2,412,290	2,871,559	$ 2,872	$ 481,704	$ (41,656)	$ (2,387,735)	$ 484,070
Common stock issued on August 6, 2004 for settlement of prior stock cancellation	75,000	75	19,425	-	-	-	-	-	19,500
Common stock issued from the 2004 Stock Bonus Plan on November 10, 2004 pursuant to consulting agreements	200,000	200	49,800	-	-	-	-	-	50,000
Common stock issued on November 10, 2004 pursuant to a consulting agreement	40,000	40	9,960	-	-	-	-	-	10,000
Common stock issued on November 19, 2004 for the exercise of stock options at $0.20	25,000	25	4,975	-	-	-	-	-	5,000
Common stock issued on November 22, 2004 for the exercise of stock options at $0.25	10,000	10	2,490	-	-	-	-	-	2,500
Common stock issued on December 2, 2004 for the exercise of warrants at $0.40	375,000	375	149,625	-	-	-	-	-	150,000
Common stock issued on December 2, 2004 for the exercise of warrants at $0.15	910,000	910	135,590	-	-	-	-	-	136,500
Common stock issued on December 9, 2004 for the exercise of stock options at $0.20	65,000	65	12,935	-	-	-	-	-	13,000

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Common stock issued on December 14, 2004 for the exercise of stock options at $0.20	20,000	20	3,980	-	-	-	-	-	4,000
Common stock issued from the 2004 Stock Bonus Plan on December 28, 2004 pursuant to consulting agreements	200,000	200	49,800	-	-	-	-	-	50,000
Warrants issued pursuant to license agreement on December 31, 2004	-	-	10,643	-	-	-	-	-	10,643
Common stock issued on January 13, 2005 for the exercise of stock options at $0.25	16,000	16	3,984	-	-	-	-	-	4,000
Common stock issued on January 13, 2005 for the exercise of stock options at $0.20	25,000	25	4,975	-	-	-	-	-	5,000
Conversion of Series A preferred stock into common stock on January 25, 2005	1,000,000	1,000	167,750	(1,000,000)	(1,000)	(167,750)	-	-	-
Common stock issued on January 25, 2005 for the exercise of stock options at $0.20	15,000	15	2,985	-	-	-	-	-	3,000
Common stock issued for cash on January 31, 2005, net of issuance costs of $17,000	995,251	995	579,155	-	-	-	-	-	580,150
Common stock issued for cash on January 31, 2005,	261,450	261	91,247	-	-	-	-	-	91,508

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Share-holders' Equity
	Shares	Amount		Shares	Amount
Common stock issued for cash on February 14, 2005	116,200	116	40,554	-	-	-	-	-	40,670
Common stock issued on February 25, 2004 for the exercise of stock options at $0.25	10,000	10	2,490	-	-	-	-	-	2,500
Common stock issued from for cash on April 15, 2005	142,857	143	49,857	-	-	-	-	-	50,000
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	2,778 -	- (858,422)	2,778 (858,422)
							2,778	(858,422)	(855,644)
Balance, April 30, 2005	21,096,273	$ 21,096	$ 3,804,510	1,871,559	$ 1,872	$ 313,954	$ (38,878)	$ (3,246,157)	$ 856,397

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine months ended April 30, 2005	Nine months ended April 30, 2004

Cash flows from operating activities:
  Income (loss) for the period
  Items not involving cash:
    Amortization
    Amortization of web site development costs
    Shares issued for services
    Warrants issued for services
Unrealized foreign exchange
 Changes in operating assets and liabilities:
    Accounts receivable
    Prepaid expenses
    Promissory notes
    Security deposits
    Accounts payable and accrued liabilities
    Unearned revenue

	$ (858,422) 45,750 121,705 110,000 10,643 30,923 (41,355) (31,024) (64,055) - (106,631) (7,183)	$ (170,509) 33,230 98,455 - - (4,999) 14,717 (2,854) - 16,659 (57,588) 45,005
Net cash used in operating activities	(789,649)	(27,884)
Cash flows from investing activities: Acquisition of fixed assets Web site development	(47,624) (94,089)	(62,242) (64,186)
Net cash used in investing activities	(141,713)	(126,428)

Cash flows from financing activities:
   Decrease in bank indebtedness
   Net proceeds from issuances of and
     subscriptions for common stock
   Net proceeds from exercise of warrants
   Net proceeds from exercise of stock options
   Increase in long-term debt
   Repayment of long-term debt
   Advances from related parties
   Increase in advances to related parties
   Repayment of advances to related parties

	(11,898) 762,328 286,500 39,000 - (10,724) 96,150 (2,567) -	- - - 140,000 54,741 (8,646) 1,363 - (19,471)
Net cash provided by financing activities	1,158,789	167,987
Increase in cash	227,427	13,675
Cash, beginning of period	-	3,278
Cash, end of period	$ 227,427	$ 16,953

Supplementary cash flow information:
   Interest paid
   Taxes paid
   Non-cash activities:
      Stock issued to settle accounts payable
       Warrants issued pursuant to license agreement
      Common stock issued under consulting agreements
      Payable to related party settled upon exercise of warrants

	$ 24,774 $ - $ 19,500 $ 10,643 $ 110,000 $ -	$ 12,135 $ - $ - $ 14,700 $ - $ 35,000

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
(Unaudited)

1. General and future operations:

Most Home Corp. (the "Company" or "Most Home") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations, Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. (the "acquired companies") in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. (collectively "Most Referred®"). On March 11, 2002, the shareholders of the Company approved a change in the name of the Company to Most Home Corp.

Following the purchase transaction described above, the Company's primary business activity is providing a service that allows real estate professionals and the general public to find customer service oriented real estate agents in North American cities through the Company's web sites MOSTREFERRED.COM® and related web sites.

Subsequent to the period ended April 30, 2005 on May 6, 2005, the Company incorporated a new wholly-owned Canadian subsidiary of Most Home Corp. called Most Home Technologies Corp., which was created to manage the sales and development of its Client Builder products.

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

Operations to date have primarily been financed through the issuance of common stock. The Company has suffered recurring losses to April 30, 2005 and has an accumulated deficit of $3,246,157. The Company does not have sufficient working capital to sustain operations for the twelve months ending April 30, 2006. Additional debt or equity financing of approximately $780,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through the sale of common stock and the exercise of outstanding stock options and warrants. There can be no certainty whatsoever that such sources will provide additional cash in the twelve months ending April 30, 2006.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the nine months ended April 30, 2005 are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

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

Nine months ended April 30, 2005
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

The fair value of options granted to employees in the 3 and 9 months ended April 30, 2005 was $0.44 per share. The fair value of options granted to employees in the 3 and 9 month periods ended April 30, 2004 was $0.29 per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted to employees is as follows:

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
(Unaudited)

2.   Significant accounting policies (continued):

(e)   Stock-based compensation(continued):
	3 months ended April 30, 2005	3 months ended April 30, 2004	9 months ended April 30, 2005	9 months ended April 30, 2004
Net loss, as reported	$ (398,568)	$ (41,209)	$ (858,422)	$ (170,509)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	-	(792,000)	(366,270)
Pro forma loss	$ (398,568)	$ (41,209)	$ (1,650,422)	$ (536,799)
Pro forma loss per share, basic and diluted	$ (0.02)	$ (0.00)	$ (0.08)	$ (0.03)

Stock based compensation is calculated based upon the following weighted average assumptions:
	3 months ended April 30, 2005	3 months ended April 30, 2004	9 months ended April 30, 2005	9 months ended April 30, 2004

Expected life of options	-	-	1.5 years	2 years
Expected stock price volatility	-	-	182%	286%
Expected dividend yield	-	-	0%	0%
Risk free interest rate	-	-	2.94%	2.39%

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
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
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)   The following table sets forth information concerning options for the nine months ended April 30, 2005:

Date Granted	Number of Options Granted	Weighted Average Exercise Price

Balance, July 31, 2004

Issued:

   November 16, 2004

Exercises:

   November 19, 2004

   November 22, 2004

   December 9, 2004

   December 14, 2004

   January 13, 2005

   January 25, 2005

   February 25, 2005

Balance, April 30, 2005

	3,363,000 1,800,000 (25,000) (10,000) (65,000) (20,000) (41,000) (15,000) (10,000) 4,977,000	$0.24 0.60 (0.20) (0.25) (0.20) (0.20) (0.22) (0.20) (0.25) $0.37

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
(Unaudited)

3.   Capital stock (continued):

(b) Continued:

All outstanding options are exercisable at April 30, 2005.

Options outstanding at April 30, 2005 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,650,000 264,000 1,263,000 1,800,000 4,977,000	August 1, 2006 August 1, 2006 November 5, 2006 November 16, 2007	$0.20 $0.25 $0.30 $0.60

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2004 Exercised: December 2, 2004 Issued: December 31, 2004 April 30, 2005 Balance, April 30, 2005	2,246,750 (1,285,000) 10,750 995,251 1,967,751	$0.22 (0.22) 0.99 0.70 $0.46

As of April 30, 2005 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
625,000 36,750 300,000 10,750 995,251 1,967,751	$0.15 $0.40 $0.324 $0.99 $0.70	August 28, 2005 December 31, 2006 January 28, 2007 December 31, 2007 April 30, 2007

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
(Unaudited)

  Capital stock (continued):

(d) Shares issuances:

During the three month period ended April 30, 2005, the following shares were issued:

(i) On February 14, 2005, the Company received gross proceeds of $40,670 and issued 116,200 common shares to a director at $0.35 per share.

(ii) On February 25, 2005, the Company received gross proceeds of $2,500 and issued 10,000 common shares to an employee for the exercise of 10,000 stock options exercisable at $0.25.

(iii) On April 15, 2005, the Company received gross proceeds of $50,000 and issued 142,857 common shares at $0.35 per share.

4.   Due from related parties:
	April 30, 2005 (Unaudited)	July 31, 2004
612559 B.C. Ltd. Bill Coughlin	$ 23,065 - $ 23,065	$ 20,498 96,150 $ 116,648

The amount due from 612559 B.C. Ltd. ("612559") bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the Company. Two directors and one officers of the Company are also directors and officers of 612559. The increase in amount due from 612559 is accumulated interest.

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
(Unaudited)

5.   Website development and intangible assets:
	April 30, 2005 (Unaudited)	July 31, 2004
Cost: Website development Trademark brand rights	$ 590,473 37,823 628,296	$ 496,384 37,823 534,207
Accumulated amortization: Website development Trademark brand rights	(501,720) (30,887) (532,607)	(380,015) (25,214) (405,229)
Net book value	$ 95,689	$ 128,978

6.  Fixed assets:
	April 30, 2005 (Unaudited)	July 31, 2004
Cost:
Computer hardware	$ 188,900	$ 163,671
Computer software	33,072	31,117
Leasehold improvements	57,116	44,263
Office equipment	83,017	75,558
Automotive	2,384	2,256
	364,489	316,865
Accumulated amortization:
Computer hardware	(116,702)	(95,975)
Computer software	(32,598)	(30,753)
Leasehold improvements	(35,849)	(18,443)
Office equipment	(42,299)	(33,852)
Automotive	(1,614)	(1,317)
	(229,062)	(180,340)
Net book value	$ 135,427	$ 136,525

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Nine months ended April 30, 2005
(Unaudited)

7. Long term debt:
	April 30, 2005 (Unaudited)	July 31, 2004

Term loan agreement payable Canadian dollars in monthly instalments of $1,888 ($CDN 2,300), including interest at lender prime plus 1.50% (5.75% - April 30, 2005; 5.50% - July 31, 2004), secured by a GSA and $123,153 ($CDN 150,000) security pledge by each of 2 directors and an officer of the Company

	$ 32,280	$ 43,004
Less: current portion	(32,280)	(43,004)
	$ -	$ -

Long term debt is due on demand, however, the bank has agreed to a regular repayment of principal. Until and unless demanded, the repayment of principal over the next three years is approximately as follows:
Twelve months ending April 30, 2006	$20,470 ($CDN 25,761)
Twelve months ending April 30, 2007	11,810 ($CDN 14,863)
$32,280

The Company also secured a Canadian dollar line of credit for its Most Referred® subsidiary which bears interest at lender prime plus 1.25% (5.50% - April 30, 2005; 5.25% - July 31, 2004). There was an outstanding balance of nil on the line of credit as of April 30, 2005 and nil as of July 31, 2004.

8.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

9.  Subsequent event:

On June 13, 2005, the Company acquired Executive Wireless, Inc. ("EWI"), consisting of a Canadian and U.S. subsidiary under the EWI name, for 300,000 common shares, valued at $115,000 and the assumption of approximately $175,000 in liabilities for a total acquisition cost of $290,000.

In anticipation of the acquisition completing, the Company loaned EWI $US60,000 and $CDN5,000 for a total of $US64,005. The loans are secured by demand promissory notes of $US60,000 and a $CDN5,000. The notes are repayable in their respective currencies. Amounts advanced under the notes were loaned to EWI to meet its interim obligations while the acquisition remained under negotiations.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Corporate History

The Company was established in 1997 with a vision to connect real estate consumers with high quality real estate agents via the Internet. Today, that vision is being realized as online consumers are introduced to the services of agents in over 2,600 markets in the US and Canada.

The realization of this vision gained momentum in September 2000, when the current management team assumed operational control and led a small group of investors who injected new growth capital into the business. In the four years since, Most Home has developed its technology to scale, confirmed a market for its services, established an initial customer base and built a capable 49 person staff.

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

Market Opportunity

The greatest challenge for agents and brokerages is their poor track record handling online real estate consumers.  With a few notable exceptions such as Weichert, Foxton's and Zip Realty, the brokerage industry is just waking up to the fact that they need to invest significantly in next generation web services platforms and marketing programs to capture and qualify online consumers.

Business Strategy

Most Home believes that there is a strong opportunity to equip real estate agents and brokers with web based response systems. For brokerages that want to move to a second generation web services platform, our ClientBuilder product line is an ideal solution.

Most Home positions itself in the response level between systems operated by large lead aggregators offering online advertising services, such as Realtor.com, HouseValues and Lending Tree, and the broker/agent handling the transaction. We wish to leverage our strong position at the response level as a reputable independent lead response firm in the industry. We estimate this space to already hold over $50 million in mostly untapped annual revenues. Our competitive advantages are our scale, our proprietary technology, our independence and our licensed staff.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Regulation

Most Home's subsidiary, Most Referred Real Estate Agents Inc. ("Most Referred"), is a licensed real estate company in the Province of British Columbia and operates under legislation of the Real Estate Council of British Columbia.  Most Referred also maintains membership in the Greater Vancouver Real Estate Board and the Canadian Real Estate Association.  As such, it is subject to the governance of these bodies.

Employees. As of June 13, 2005 the Company employed 49 people on a full-time basis; 6 of these employees are licensed REALTORS® and 7 employees are on their REALTOR® licensing course currently.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. The Bank of Canada (http://www.bankofcanada.ca) reports that the average exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.2306 for the three-months ended April 30, 2005 compared to 1.3333 for the three months ended April 30, 2004 and 1.2421 for the nine months ended April 30, 2005 compared to 1.3433 for the nine months ended April 30, 2004. This represents an increase of approximately 6.9% for the three-months and 6.8% for the nine-months ended April 30, 2005, on an average period exchange rate basis, in the Company's expenses and cash disbursements. The Company does not currently engage in foreign currency hedging activities.

Revenues and expenses

The following tables shows revenues and margins for the nine-month period ended April 30, 2005 with comparative figures for the prior year:
	Nine months ended April 30, 2005	% of Sales	Nine months ended April 30, 2004	% of Sales
Revenues:
Referrals	$ 772,491	61.5%	$ 972,534	67.6%
Membership & ClientBuilder	470,654	37.5%	443,235	30.8%
Other	12,908	1.0%	23,666	1.6%
	1,256,053	100.0%	1,439,435	100.0%

Gross Margin:	556,517	44.3%	846,257	58.8%

General and administrative expenses	1,414,939	112.6%	1,016,766	70.6%
Loss	$ (858,422)	(68.3)%	$ (170,509)	(11.8)%

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

The following tables shows revenues and margins for the three-month period ended April 30, 2005 with comparative figures for the prior year:
	Three months ended April 30, 2005	% of Sales	Three months ended April 30, 2004	% of Sales
Revenues:
Referrals	$ 251,008	60.9%	$ 367,828	69.9%
Membership & ClientBuilder	159,679	38.8%	152,724	29.0%
Other	1,265	0.3%	5,599	1.1%
	411,952	100.0%	526,151	100.0%

Gross Margin:	195,051	47.3%	320,788	61.0%

General and administrative expenses	593,619	144.1%	361,997	68.8%
Loss	$ (398,568)	(96.8%)	$ (41,209)	(7.8%)

Gross margin for the quarter ended April 30, 2005 was $195,051 compared to $320,788 for the comparable quarter ended April 30, 2004. Gross margin for the nine months ended April 30, 2005 was $556,517 compared to $846,257 for the comparable nine-months ended April 30, 2004. The decrease in gross margin as a percentage of revenue for the nine months ended April 30, 2005 is due to a decrease in referral revenues and the impacts of foreign exchange rates. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 38.8% for the quarter ended April 30, 2005 compared to 29.0% for the quarter ended April 30, 2004 and membership and ClientBuilder sales increased by 6.7% to 37.5% for the nine months ended April 30, 2005 from 30.8% for the nine months ended April 30, 2004. Gross margins can be expected to continue to fluctuate in the future depending on the nature and the extent of the revenue sources and the impact of foreign exchange rates.

As a percentage of total revenue, referral fees decreased to 60.9% for the quarter ended April 30, 2005 from 69.9% for the quarter ended April 30, 2004 and referral fees decreased to 61.5% for the nine-months ended April 30, 2005 from 67.6% for nine-months ended April 30, 2004. Gross margin on sales decreased in the three-month period ended April 30, 2005 due to decreased referrals as a percentage of revenue and the associated higher costs as compared to membership and ClientBuilder sales. Direct wages costs on referral revenues are salary based and not scaled to revenues. This may cause further decreases in gross margin should referral revenues continue to decrease in future periods.

The decline in referral revenues for the quarter ended April 30, 2005 was the result of a significant drop from approximately 2,000, on average, leads per day in Q1, 2005 and prior, to approximately 1,000 leads per day generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo and Inktomi. The Company is working to mitigate the lower than expected lead production and increase its websites' rankings on these portals, but there can be no assurance of success. Approximately 100 leads per day have been recovered from the low of 900 leads per day in Q2 of fiscal 2005. The Company has also taken steps to generate leads through third-parties in order to reduce its exposure to search engine uncertainty.

As membership and ClientBuilder sales continue to increase as a percentage of gross revenues and referrals decrease, gross margin will be increased in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

General and administrative expenses were $593,619 during the current quarter compared to $361,997 for the quarter ended April 30, 2004. This increase is due to additional consulting expenses for business development and planning, hiring investor relations consultants and an increase in the value of the Canadian dollar. Bank charges and interest increased from $9,833 for the three months ended April 30, 2004 to $45,037 for the three months ended April 30, 2005. This increase is due to exchange losses (see Foreign Currency Impact). Wages and benefits increased from $176,260 for the three months ended April 30, 2004 to $196,478 for the current quarter ended April 30, 2005. Investor relations and marketing increased to $96,274 for the three months ended April 30, 2005 from $7,662 for the three months ended April 30, 2004. This increase is largely due to the hiring of investor relations consultants to assist in expanding capital sources for the Company. Website development and maintenance increased from $53,934 for the three months ended April 30, 2004 to $90,418 for the three months ended April 30, 2005.

General and administrative expenses increased from $1,016,766 for the nine-months ended April 30, 2004 to $1,414,939 for the nine months ended April 30, 2005. This increase is due to increased expenditures on advertising for the Company's products, investor relations and consulting and exchange losses. Investor relations increased from $12,052 for the nine months ended April 30, 2004 to $135,196 for the nine months ended April 30, 2005. This increase was due to the issuance of Stock Bonus under a investor consulting agreement. Website development and maintenance increased to $196,686 for the nine months ended April 30, 2005 from $147,782 for the nine months ended April 30, 2004 due to additional expenditures on website development to improve the Companies products. Other increases in expenses for the nine months ended April 30, 2005 over the nine months ended April 30, 2004, were largely due to foreign exchange rate changes (see Foreign Currency Impact) in bank charges and interest and do not reflect increased expenditures.

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

The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To April 30, 2005, no goodwill impairment loss recognition has been required.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at April 30, 2005, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both. Goodwill is not being amortized and is only written down if impaired. In estimating fair value of goodwill, management estimates its value at the reporting unit level. The fair value of goodwill will be impacted by general economic conditions, demand for the Company's services and other factors which are generally beyond the Company's control. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

Liquidity and sources of capital

Working capital was $21,166 at April 30, 2005 compared to deficiency of $479,131 at July 31, 2004.

During the nine month period ended April 30, 2005 Most Home's operations used $789,649 in cash and the Company spent $141,713 on website development and the purchase of equipment. Cash required by Most Home during the nine months ended April 30, 2005 was generated through capital raising activities, generating approximately $1,088,000 through the private sale of stock and the exercise of warrants and stock options during the nine months ended April 30, 2005. In addition, on January 25, 2005 a shareholder of the Company repaid a $96,150 outstanding loan.

Remaining commitments on the Company's term loan are approximately $1,888 ($CDN 2,300) per month, or a total of approximately $33,984, including principal and interest, up to and including October 31, 2006.

Management anticipates that cash flow requirements for the twelve months ended April 30, 2006 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations. Management anticipates cash flow needs for the twelve months ended April 30, 2006 are as follows:

General and administration	$ 480,000
Advertising and promotions	180,000
Product development	120,000
$ 780,000

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Acquisitions

On June 13, 2005, the Company acquired Executive Wireless, Inc. ("EWI"), consisting of a Canadian and U.S. subsidiary under the EWI name, for 300,000 common shares, valued at $114,000 and the assumption of approximately $242,000 in liabilities for a total acquisition cost of $356,000. Demand promissory notes totalling $64,055 were granted by EWI to the Company for funds loaned to EWI prior to completion of the acquisition.

The acquisition of Executive Wireless Inc., the Seattle based wireless real estate services company, enables Most Home to wirelessly extend ClientBuilder, the Company's broker lead management platform, and expand its overall reach in the U.S. market by providing wireless MLS service to real estate boards and associations.

With the need to provide the mobile real estate professional with tools to manage their business from the field, the integration of the wireless components into Most Home's suite of products has been an integral part of the Company's strategic development plans. By acquiring a proven technology platform and strategic customer base, the Company is able to bring a Wireless solution to market in June 2005, which provides an immediate impact on revenue and marketing efforts.

Capital previously earmarked for developing the Company's own wireless products will instead be used to integrate the EWI technology with the ClientBuilder product line. In addition EWI, in partnership with Bell Mobility has been developing a consumer based wireless application, #HOME, that enables wireless customers to get information on property listings from their mobile phones using location based services. Capital requirements, over the next twelve months ending April 30, 2006 to complete the development and launch of #HOME in early 2006 is approximately $490,000. Project revenue from #Home and the integration of Wireless Realty is approximately $635,000 over the next twelve months ending April 30, 2006. Capital requirements required for these products will be financed through the sale of common stock and the exercise of outstanding stock options and warrants, but there can be no assurance of such financing.

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

Most Home has suffered losses in the past

Most Home had net loss of $398,568 for the three months and $858,422 for the nine months ended April 30, 2005. Most Home incurred a net loss of $148,718 for the year ended July 31, 2004 and incurred a net loss of $180,992 for the year ended July 31, 2003. The Company's deficit as of April 30, 2005 is $3,246,157. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

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

As of June 13, 2005, Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 8,816,310 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2005, the Company sold 142,857 common shares to a shareholder who is an accredited investor for gross proceeds of $50,000. No commission was paid in connection with the private placement transactions. No general solicitation or general advertising was conducted in connection with the sales of the shares. The Company relied upon the exemption provided by Regulation 506 of Regulation D and Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The securities were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Act.

On March 8, 2005, the Company issued 50,000 common shares from its 2004 Stock Bonus Plan to a consultant pursuant to a consulting services agreement, as consideration for services provided or to be provided by the consultant. For personal reasons, the consultant voluntarily returned the 50,000 shares to the Company for cancellation, without receiving any consideration from the Company for such cancellation. These shares were cancelled on April 22, 2005.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.2(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.3(1)	Bylaws
3.4(4)	Amended Bylaws dated February 15, 2002
3.5(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock

Exhibit No.	Description of Exhibit
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004*
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001*
10.3(8)	2004 Stock Bonus Plan*
10.4(10)	Amendment No. 1 to 2004 Stock Bonus Plan*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)    Incorporated by reference to Current Report on Form 8-K dated May 12, 2000.

(7)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(8)    Incorporated by reference to Proxy Statement on Schedule 14A filed on March 25, 2004.

(9)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

(10)   Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended July 31, 2004.

*Indicates a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: June 14, 2005	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
By: /s/ Scott Munro Scott Munro, Treasurer and Principal Financial Officer