Form 10KSB
period 2005-07-31
MOST HOME CORP
filed 2005-11-16
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2005

OR

❒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29067

 Most Home Corp.
(Name of Small Business Issuer in its charter)

Nevada (State of incorporation)	98-0173359 (IRS Employer Identification No.)
Unit 1 - 11491 Kingston St. Maple Ridge, British Columbia, Canada (Address of Principal Executive Office)	V2X 0Y6 Zip Code

Registrant's telephone number, including Area Code: (604)-460-7634

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ❑     No ☒

The registrant is late in filing a Form 8-K related to the financial statements and the pro forma financial information of the business acquired in connection with its acquisition of Executive Wireless Inc. on June 13, 2005.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❑

The Company's revenues during the year ended July 31, 2005 were $1,743,335.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company computed based upon the average bid and asked prices of the Company's common stock on November 14, 2005 was approximately $7,065,840.

As of November 14, 2005 the Company had 23,296,417 issued and outstanding shares of common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The past eighteen months has seen significant changes occur in the real estate technology industry. Whereas, most of the business up to that point had been with progressive agents adopting technology and services, the brokerages which had been asleep at the switch as to the benefits of technology began to wake up. Traditional brokerages and franchises began to see that third party lead generation portals such as Lending Tree, HomeGain and HouseValues were beginning use new technologies to team with real estate agents to the long term detriment of the traditional real estate brands. Brokerages therefore, have now taken specific steps to exercise control over listing display on the internet and advertising policies in order to grapple with the competitive threat to their business posed by the new lead generation portals. The result is that those firms supplying real estate technology and services to the industry have been forced to choose who they will align with going forward.

Most Home management believes that it is in the long term interest of the Company to align itself with the traditional brokerages. The primary reason for this is that the Company does not have the financial resources to engage in a fight against them. Secondarily, the core competencies of the Company align very strongly with the needs of the traditional brokerages and their large advertising programs.

In the past twelve months Most Home has moved to adapt to the changing market conditions that it faces. Our Most Referred subsidiary, which has been focused on selling services to agents for the past five years, now faces a plethora of competitors who are extremely well funded. It now competes with much larger online portals like Lending Tree, Realtor.com, House Values, Trader Publications, and HomeGain in the race to capture web leads for our agent customers. Most of these firms have entered into multi-million dollar advertising agreements offline with TV and online with search engines like Yahoo, MSN and AOL which are financially beyond our reach. In addition, many companies have arisen to offer simply web sites to realtors at prices that offer strong value propositions backed by significant advertising campaigns. What we are offering in Most Referred is a one stop web marketing solution that includes a website, search engine marketing (lead generation) and lead qualification. Without the advertising dollars to promote a one-stop solution, we have found our customers focusing on how many leads they get from us rather than the total package. This situation has been further complicated by the changes occurring regularly at the search engines that have made it challenging to stay ahead in the search engine optimization game and the enormous amount of competition for top positioning in the search engine results. When we add in the increasing restrictions on access to listings along with the fact that the Most Referred model is restricted to working with only a very select few REALTORS®, it becomes hard to see how we can achieve the kind of growth expected by our shareholders through Most Referred alone.

In analyzing the changing marketplace, Most Home management realized that there was an opportunity to re-package our core competency in lead qualification capabilities and offer this service to brokerages rather than just agents. This is a space in the industry where the Company faces far less competition and where it has the opportunity to build barriers to entry against future competitors.

Over the past few years while individual agents and non-traditional participants like real estate portals had been moving aggressively to serve online consumers, traditional real estate brokerage brands had been slow to respond to consumers using the web. That intransigence had disappeared now that 75% of consumers were beginning their real estate search online. Traditional brokerage brands had awakened to the fact that their offices must be leaders on the web or face marginalization.

In November 2004 we moved to test the viability of this theory by hiring Jim Secord who was well known in the industry and able to open doors quickly with the US brokers. In early January we were asked to speak at a large industry conference in New York and we used the opportunity to present our thinking to the assembled broker owners. The result was very encouraging as many of these brokerage firms immediately responded. Specifically, it was requested by them that we move to providing our lead qualification and management services on a private label basis to the brokerage offices themselves. These firms stated their intention to greatly increase their web presence and go head to head with the portals in capturing consumers on the web. They felt they were well positioned to do this because of their existing strong brand awareness and large advertising budgets.

In February 2005 we raised a new round of financing through warrant exercises and new private placement of common shares. These funds were largely used to develop a new operating subsidiary called Most Home Technologies Inc. Our product was modified, an experienced sales team was hired and marketing efforts in the US and Canada began in May 2005. Since that time we have concluded contracts with several brokerages and have several more in the pipeline.

At the end of July 2005 we were invited to present our lead generation and management solution at the Inman Real Connect conference in San Francisco. Over the next two days we met with twenty of the top real estate operations in the US and added them all to our pipeline. Since then we have followed up with these potential customers and entered into the exchange of formal proposals. Several of these firms have now received draft contracts from us and are expected to complete deals with us in the coming weeks and months.

Several large potential customers have also encouraged us to consider purchasing additional lead qualification capacity if this would be faster than building it from scratch.

In March 2005 an opportunity presented itself to us to develop a strong position for the future in the emerging wireless realty space and to forge key relationships that will provide us access to listing data through MLS partnerships. Executive Wireless which had established a small beachhead in the industry providing MLS listing data to wireless handheld devices became available and was purchased for previously released terms on June 13, 2005. It has since been folded into our operations. In this acquisition we gained several MLS data feeds, 2,000 wireless realty customers, a marketing relationship with Interealty (which has just been purchased by First American Corp.); trademark, Wireless Realty; and a promising research and development program known as #HOME which is being developed in cooperation with Bell Mobility, the largest cellular carrier in Canada.

Based on the above, management has moved to focus on our near term high growth opportunities serving brokerages and to develop our wireless products for the future. In fiscal 2006 we expect to focus less on services to agents as we attempt to negotiate the changes occurring in our industry. We are hopeful that the development work done within Most Home Technologies in fiscal 2005 will yield revenue growth as brokerages are signed to contracts and the implementations are completed.

Subject to available capital, the Company will also look to expand its business through the acquisition of operations that would enhance and complement our core competencies. We believe that this combined strategy of growth by organic means and acquisition represents the best opportunity to meet the growth objectives of the Company and its investors in fiscal 2006 and beyond.

Employees. As of November 10, 2005 the Company employed 52 people, including 8 contractors on a full-time basis; 8 of these employees are licensed REALTORS® or have real estate experience and 5 employees are on currently enrolled in a REALTOR® licensing course.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Unit 1, 11491 Kingston St., Maple Ridge, B.C., Canada. The Company is leasing this 13,106 square feet of operations of executive offices at $10,425 per month until November 2007.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of November 4, 2005, there were approximately 101 owners of record of the Company's common stock. The Company's common stock is traded on the NASD's OTC Bulletin Board under the symbol "MHME". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:
Quarter Ending	High	Low
10/31/03 01/31/04 04/30/04 07/31/04 10/31/04 01/31/05 04/30/05 07/31/05	0.34 0.50 0.46 0.31 0.39 1.26 1.03 0.59	0.07 0.30 0.18 0.12 0.17 0.38 0.35 0.22

The average bid to ask price of the Company's stock on November 10, 2005 was $0.44.

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

Securities authorized for issuance under equity compensation plans

As of July 31, 2005, the following shares were authorized under equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)(2)	6,944,751	$0.37	1,257,000
Equity compensation plans not previously approved by security holders	Nil	Not applicable	Not applicable

(1) Number of securities for each plan is as follows:
Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Exercised Under the Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	2,824,000	676,000	-
Non-Qualified Stock Option Plan	3,500,000	2,153,000	90,000	1,257,000

(2) This number does not include the 498,056 shares issued pursuant to the Company's 2000 Stock Bonus Plan, the 1,944 bonus stock available for granting under the 2000 Stock Bonus Plan, the 560,000 shares issued pursuant to the Company's 2004 Stock Bonus Plan, or the 1,440,000 bonus stock available for granting under the 2004 Stock Bonus Plan, which plans have been approved by security holders. See discussions under subheading Stock Bonus Plan in Item 10.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended July 31, 2005, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

On June 13, 2005 the Company issued 300,000 restricted common shares pursuant to a Share Exchange Agreement to acquire Executive Wireless, Inc. (See Financial Statement Note 15 and Current Report on Form 8-K dated June 17, 2005.)

On June 15, 2005 the Company issued 190,143 common shares to a shareholder who is an accredited investor for gross proceeds of $66,550. No commission was paid in connection with the private placement transaction. No general solicitation or general advertising was conducted in connection with the sales of the shares. The Company relied upon the exemption provided by Regulation 506 of Regulation D and Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The securities were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Act.

On June 27, 2005 the Company relied on section 4(2) of the Securities Act of 1933 and issued 50,000 common shares at a deemed price of $0.25 per share to cancel and repay outstanding debt. The 50,000 common shares were issued to 2 former executives of the recently acquired wholly-owned subsidiary of Executive Wireless Inc. The shares sold were acquired for investment purposes only and without a view to distribution. The certificates evidencing the shares cannot be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares sold are "restricted" shares as defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission. No underwriters were involved with the sale of these shares and no commissions or other forms of remuneration were paid to any person in connection with such sale.

Unregistered securities issued earlier during the fiscal year ended July 31, 2005 have previously been included in the Company's Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, if applicable.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $1,560,546 for the year ended July 31, 2005, incurred a net loss of $148,718 for the year ended July 31, 2004 and incurred a net loss of $180,992 for the year ended July 31, 2003. From the date of its formation through July 31, 2005, Most Home incurred net losses of $3,948,281

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.2414 for the year ended July 31, 2005 compared to 1.3383 for the year ended July 31, 2004. This represents an increase of approximately 8%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the year ended July 31, 2004. The Company does not currently engage in foreign currency hedging activities.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The Report of Independent Registered Public Accounting Firm with respect to Most Home's financial statements for the fiscal year ended July 31, 2005 includes an additional explanatory paragraph that states there exists substantial doubt about Most Home's ability to continue as a going concern. These consolidated financial statements do not include any adjustment as a result of this uncertainty.

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

Most Home may not be able to protect its intellectual property

Most Home considers its #HOME technology and systems developed by Most Home and its partners proprietary in nature. The technology and systems allow users to connect to real estate listing data remotely using mobility devices.

It is possible that others may independently develop superior technology and systems or obtain access to Most Home's technology and systems. Since the above technology and systems are not patented; Most Home relies primarily on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its survey methods. Monitoring and identifying unlawful use of Most Home's intellectual property may prove difficult, and the cost of litigation may prevent Most Home from prosecuting any unauthorized use of its technology.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of November 10, 2005, the exercise or conversion of which could result in the issuance 9,316,310 additional shares of common stock representing 40.0% of the issued and outstanding shares. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

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

The statement of operations for the Company for the years ended July 31, 2005, 2004 and 2003 follows.

	Year Ended July 31, 2005	Year Ended July 31, 2004	Year Ended July 31, 2003
Revenue: Referral fees Membership ClientBuilder Wireless and mobility Other ------------------------ Cost of sales ------------------------- Gross margin	$ 1,063,053 569,827 83,029 8,574 18,852 ------------------ 1,743,335 937,357 ------------------ 805,978	$ 1,470,872 454,719 112,861 - 15,804 ------------------ 2,054,256 829,343 ------------------ 1,224,913	$ 994,275 375,612 44,365 - 13,465 ------------------ 1,427,717 524,894 ------------------ 902,823
General and administrative expenses Amortization of intangibles ------------------------- ------------------------- Net loss Net loss per share, basic and diluted	2,349,460 17,064 ------------------ 2,366,524 ------------------ $ (1,560,546) $ (0.07) =========	1,366,067 7,564 ------------------ 1,373,631 ------------------ $ (148,718) $ (0.01) =========	1,076,251 7,564 ------------------ 1,083,815 ------------------ $ (180,992) $ (0.01) =========

Summarized balance sheet information as of July 31, 2005 and 2004 is as follows:
	July 31, 2005	July 31, 2004
Current Assets Total Assets Current liabilities Total liabilities Working Capital Deficit Stockholders' Equity	332,980 1,662,496 1,219,729 1,219,729 (886,749) 442,767	126,069 1,089,270 605,200 605,200 (479,131) 484,070

Year ended July 31, 2005 as compared to year ended July 31, 2004

Revenues for the year ended July 31, 2005 were $1,743,335 compared to $2,054,256 for the previous year ended July 31, 2004. Specific changes to revenue include referral fees which decreased from $1,470,872 for the year ended July 31, 2004 to $1,063,053 for the year ended July 31, 2005. This is a decrease of 27.7% over the year ended July 31, 2004. This decrease is due to increased competition for the real estate referral services and a reduction in the link popularity of the Company's websites on popular search engine portals such as Yahoo, Google and MSN. Starting in August 2004, the company noticed a significant drop in the number of its pages that were being indexed in those portals. Yahoo! subsequently dropped all of the Company's Mostreferred.com®'s website pages from its index. The impact on this action by Yahoo! resulted in a drop of over 65% in the Company's daily lead forms. This drop directly effects the generation of referral fees for the Company as the leads generated are qualified by its in-house lead response team and then passed on to one of it real estate agent members. Once the qualified client results in a closed real estate transaction, the Company receives a 25% success fee out of the member agent's gross commission. The loss of 65% of the lead traffic for the company was the leading contributor to the Company's decline in referral revenues in fiscal 2005. Membership revenues increased from $454,719 to $569,827, representing an increase of 25.3%. This increase is due to the completion of the Company's upgrade and redevelopment of its website products and additional features in November 2004, along with increased marketing efforts, in a highly competitive market, increasing sales to REALTORS® and real estate agents.

ClientBuilder revenues decreased from $112,861 for the year ended July 31, 2004 to $83,029 for the year ended July 31, 2005. The Company changed its focus during fiscal 2005 and started marketing its ClientBuilder products directly to real estate brokers. Management believes this is the most cost-effective method to sell its products to REALTORS®. Agreements with four major brokerage accounts were signed in the last quarter of fiscal 2005, which will result in an increase in ClientBuilder revenues from direct broker sales, starting in fiscal 2006. The implementation period for direct broker implementation is a longer cycle of approximately two to three months but the conversion rate of sales to broker agents is much higher than selling directly to individual agents, which approximate 85% compared to 10% respectively. Management is allocating additional capital to integrate wireless products with ClientBuilder and increase marketing efforts towards expanding ClientBuilder sales in 2006.

Wireless and mobility revenue increased to $8,574 for the year ended July 31, 2005, compared to nil for the year ended July 31, 2004. This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services.

The following table shows revenues and margins for the fiscal year ended July 31, 2005, with comparative figures for the prior year:
	Year ended July 31, 2005	% of Sales	Year ended July 31, 2004	% of Sales
Revenues:
Referrals	$ 1,063,053	61.0%	$ 1,470,872	71.6%
Membership & ClientBuilder	652,856	37.4%	567,580	27.6%
Wireless and mobility	8,574	0.5%	-	- %
Other	18,852	1.1%	15,804	0.8%
	1,743,335	100.0%	2,054,256	100.0%

Gross Margin:	805,978	46.2%	1,224,913	59.6%

General and administrative expenses	2,366,524	135.7%	1,373,631	66.9%
Loss	$ (1,560,546)	(89.5)%	$ (148,718)	(7.2)%

Gross margin for the year ended July 31, 2005 was $805,978 compared to $1,224,913 for the comparable year ended July 31, 2004. The decrease in gross margin as a percentage of revenue for the year ended July 31, 2005 is due to the impacts of foreign exchange rates and fixed costs related to generating referral revenues, while referral revenues declined, along with hiring of additional sales and support staff in Q4. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 37.4% for the year ended July 31, 2005 compared to 27.6% for the comparable year ended July 31, 2004. Referral revenues decreased as a percentage of revenue from 71.6% for the year ended July 31, 2004 to 61.0% for the current year ended July 31, 2005. The direct costs associated with referral revenues approximate 65% whereas the direct costs associated with membership and ClientBuilder revenues approximate 35%. As the revenue mix changes, gross margins can be expected to fluctuate due to the relative nature and the extent of the revenue sources and the impact of foreign exchange rates. Direct costs associated with referral revenues are fixed, so future decreases in referral revenue as a percentage of total revenues will contribute to further decreases in gross margin in future periods.

General and administrative expenses were $2,366,524 during the current year compared to $1,373,631 for the year ended July 31, 2004. The increase in expenses is due to increases in professional fees for audit related services, the hiring of additional staff, increased investor relations and marketing, website development and maintenance, and additional lease costs. Specific changes include advertising and promotions which increased from $5,340 for the year ended July 31, 2004 to $108,304 for the current year ended July 31, 2005. This increase is due to increased attendance and sponsorship at industry trade shows and increasing marketing expenditures for our products. Investor relations and stock fees which increased from $23,224 for the year ended July 31, 2004 to $163,762 for the current year ended July 31, 2005. $131,250 of the increased expense relates to 525,000 common shares issued to investor relations consultants. Professional fees increased from $69,257 for the year ended July 31, 2004 to $250,887 for the current year ended July 31, 2005, due to increased audit and related fees. Wages and benefits increased from $662,100 for the year ended July 31, 2004 to $883,885 for the current year ended July 31, 2005. This increase is due to the hiring of additional management, technical, programming and administrative staff to meet increasing service demands and general wage increases. Office lease costs increased from $58,673 for the year ended July 31, 2004 to $111,637 for the year ended July 31, 2005. This increase is due to the Company leasing additional office space to meet operational requirements. Website development and maintenance increase to $293,972 for the year ended July 31, 2005 compared to $185,637 for the year ended July 31, 2004. This increase is due to increased website amortization from capitalized expenses, website maintenance and Internet service costs due to higher website traffic.

The Company has tested goodwill in accordance with SFAS 142 and determined that no impairment has occurred in the current fiscal year. Goodwill is impaired if the reporting unit's fair value is less than its carrying amount, and, if impaired, the company would recognize an impairment loss by writing down the goodwill to its implied fair value. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. The Company utilizes the market value of the Company as an indication of the fair value of its single reporting unit in the assessment of enterprise level goodwill. Until June 13, 2005, the Company only had one reporting unit with goodwill. As a result of the acquisition of EWI, two reporting units now have goodwill. Accordingly, commencing in 2006, the Company will also test Goodwill using step 2 valuation techniques, if necessary, to assess if the carrying amount of Goodwill at a reporting unit level. Intangibles, consisting of: trademarks: customers and technology. Trademarks are brand name rights related to the purchase of AMRR.com Inc. (See Item 12) and are recorded at cost and amortized over 60 months on a straight line basis. Customers and technology are intangibles acquired in the purchase of EWI on June 13, 2005 (See Note 15) and amortized over 36 and 48 months respectively. During the year ended July 31, 2005, $17,064 of amortization was recorded against intangible assets versus $7,564 in amortization for intangibles for the year ended July 31, 2004. Goodwill amortization was not required in 2005 or 2004 under SFAS 142.

Stock based compensation for the year ended July 31, 2005 and 2004 was $Nil.

Working capital deficiency at July 31, 2005 was $886,749 compared to $479,131 at July 31, 2004. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2006.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at July 31, 2005, there are certain conditions that currently exist which raise substantial doubt about the validity of the going concern assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

On June 13, 2005, Most Home Corp. acquired 100 percent of the outstanding common shares of Executive Wireless, Inc. ("EWI"). The results of EWI's operations have been included in the consolidated financial statements of the Company since that date. EWI is a provider of wireless and mobility products for real estate agents in the US and Canada. As a result of the acquisition, Most Home is expected to be a leading provider of wireless technology and services in those markets.

The aggregate purchase price was $142,962, including 300,000 shares of common stock valued at $112,800, or $0.367 per share. The value of the 300,000 common shares issued was determined based on the average market price of Most Home's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Most Home is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.
At June 13, 2005 ($000s)

Current assets	$ 190
Property, plant, and equipment	13
Intangible assets	393
Goodwill	138
Total assets acquired	735
Current liabilities	(591)
Total liabilities assumed	(591)
Net assets acquired	$ 143

Of the $393 of acquired intangible assets, $189 was assigned to customers that have a weighted-average useful life of approximately 3 years and $204 was assigned to technology that has a weighted-average useful life of approximately 4 years.

None of the goodwill is expected to be deductible for tax purposes.

The Company expects to finalize the allocation of the purchase price by the second quarter of 2006. The final allocation of the purchase price could vary from the preliminary allocation noted above.

Liquidity and Sources of Capital

During the year ended July 31, 2005 Most Home's operations used $1,025,063 in cash and the Company spent approximately $167,407 on website development and the purchase of property and equipment. Cash required by Most Home during the year was generated primarily through the exercise of stock options and bank debt. Additional capital will be needed to continue to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities, from the exercise of outstanding stock options and warrants or from the repayment of amounts due from related parties. There can be no assurance that the Company will be successful in obtaining any additional capital that may be needed. Should the Company be unable to obtain additional capital, the Company may be unable to expand its operations or marketing and may be required to maintain or reduce current operations in order to meet its obligations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

During the twelve months ending July 31, 2006, the Company anticipates raising additional capital to meet operating requirements under its current business plan. Should the company receive additional capital through the exercise of options, warrants or the sale of stock, management would allocate further capital primarily towards expanding its operations, advertising and promotions and to website and systems development and the reduction of its working capital deficiency.

During the twelve months ending July 31, 2006, the Company's anticipated net cash flow needs are as follows:

General and administrative expenses	$ -
Advertising and promotions	250,000
Product development	200,000
Debt and liability reduction	300,000
$ 750,000

Subsequent to the year ended July 31, 2005, the following capital transactions were completed:

On October 21, 2005 the Company received gross proceeds of $250,000 for the sale of 833,333 units to an investor, pursuant to a subscription agreement to sell up to 3,333,334 units at $0.30 per unit. Each unit consists of one common share and one half-warrant exercisable at $0.33. The Company issued 416,667 warrants exercisable at $0.33 and which expire on October 20, 2008 as part of this private placement.

On November 10, 2005, the Company received gross proceeds of $50,000 and issued 166,667 units to an investor. Each unit consists of one common share and one half-warrant exercisable at $0.33. The Company issued 83,334 warrants exercisable at $0.33, expiring on November 8, 2008.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors, made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company for interim and annual reporting periods beginning on or after December 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments, and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

In March 2005, the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payments" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's officers and directors are as follows:

Name	Age	Position
Kenneth Galpin	46	CEO, President and a Director
Ken Landis (1)(2)	47	Director
George Shahnazarian (1)(2)	48	Secretary and a Director
David Smalley (2)	44	Director
William Spears (2)	50	Director
David Woodcock (1)(2)	73	Director and Chairman of the Board
Glenn Davies	50	President of Most Referred Real Estate Agents Inc., a subsidiary
Scott Munro	37	Treasurer and Principal Financial Officer
Jim Secord	40	V.P. Business Development and President of Most Home Technologies Corp., a subsidiary

(1) Member of Audit Committee

(2) Member of Compensation Committee

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

George Shahnazarian has been the Company's Corporate Secretary since September 2000 and has been a director of Most Home since May 2005. Prior to his association with the Company, Mr. Shahnazarian was C.F.O. and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to 2004. In May of 2004, M.G.A. Connectors was sold to Simpson Strongtie in the U.S. and Mr. Shahnazarian was retained as a Controller of its Canadian operations.

David Woodcock has been a director and chairman of the board of Most Home Corp. since December 2000. Since 1990 Mr. Woodcock has been the Managing Director of Harrell, Woodcock and Linkletter, an international consulting firm that assists Companies in the development and implementation of marketing plans.

Ken Landis has been a director of Most Home Corp. since December 2000. For the past five years Mr. Landis has been the owner of Landmark Truss and Lumber Inc., an integrated manufacturer for the wood and building industry, supplying trusses to the building industry in Canada, the Western United States and the Pacific Rim.

William Spears has been a director of Most Home Corp. since May 2005. Mr. Spears is Managing Director of the investment management firm, Spears Grisanti and Brown, LLC New York City, which has $1.5 billion under management for individual and institutional investors. Mr. Spears is a director of UnitedHealth Group based in Minnetoka, Minnesota; Avatar Holdings, a real estate development company based in Coral Gables, Florida.

David Smalley has been a director of Most Home since May 2005. Mr. Smalley is a partner at Fraser and Company LLP where he practices corporate and securities law in Vancouver, B.C. He was called to the Law Society of British Columbia in 1989. He received a Bachelor of Law degree from the University of British Columbia in 1988. He is a director of Extreme CCTV Inc., a TSX Venture Exchange listed company, and a number of other companies that are in the process of being listed on stock markets in North America and Australia.

Officers

Glenn Davies is the President of Most Referred Real Estate Agents Inc., a subsidiary of Most Home Corp., since February 2005. Mr. Davies was a director of Most Home Corp. from December 2000 to May 2005, and has been an officer of Most Referred Real Estate Agents Inc. since February 2001. For the past five years Mr. Davies has been the owner of Glenn Thomas Digital Consultants Ltd.

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

Jim Secord was appointed as V.P. Business Development on September 30, 2004.   Mr. Secord was appointed President of Most Home Technologies Corp. on May 6, 2005. Previously, Mr. Secord worked on a consulting basis with the Company since October, 2003.  Prior to joining Most Home, Mr. Secord was V.P. of Technology for Interealty company from October 1995 to September 2003.   From 1990 to 1995 Mr. Secord was the head of the software development group for Q-Media Company, creating award winning software applications for sales professionals.

Board Committees

The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee. Mr. George Shahnazarian, the audit committee financial expert, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Act of 1934. The Company's Audit Committee and Compensation Committee have not adopted a charter.

Code of Ethics

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

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Kenneth Galpin was late in filing five reports concerning eight transactions. Ken Landis was late in filing seven reports concerning 21 transactions. George Shahnazarian was late in filing six reports concerning 11 transactions. David Smalley and Scott Munro were each late in filing one report concerning one transaction. William Spears was late in filing one report concerning six transactions. David Woodcock was late in filing five reports concerning eight transactions. Glenn Davies was late in filing seven reports concerning 12 transactions. 612559 B.C. Ltd. was late in filing one report concerning two transactions. Joy Tan, ex-director, was late in filing six reports concerning eight transactions.

We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 2003, July 31, 2004 and July 31, 2005:
Name and Principal Position ------------------ Kenneth Galpin, President	Fiscal Year ------ 2005 2004 2003	Salary (1) ------ $79,000 $75,000 $64,000	Bonus (2) ----- $0 $0 $0	Other Annual Compen- sation (3) ------ $0 $0 $0	Restricted Stock Awards (4) ------- $0 $0 $0	Options Granted (5) ------- 300,000 375,000 300,000

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the years ending July 31, 2005, July 31, 2004 and July 31, 2003, the value of the shares of the Company's common stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

The following shows the amounts the Company expects to pay its officers during the year ending July 31, 2006 and the time the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.
Name	Proposed Compensation	Time to be Devoted To Company's Business
Kenneth Galpin Glenn Davies Scott Munro Jim Secord	$8,850 per month $6,450 per month $5,200 per month $8,850 per month	100% 100% 100% 100%

Options Granted During Fiscal Year Ending July 31, 2005

The following table sets forth information concerning the options granted, during the twelve months ended July 31, 2005, to the Company's officers and directors.

Name	Date of Grant	Options Granted (#)	% of Total Options Granted to Employees Officers & Directors In Fiscal Year	Exercise Price Per Share	Expiration Date
Ken Galpin	11/16/04	300,000	16.7%	$0.60	11/16/07
Ken Landis	11/16/04	300,000	16.7%	$0.60	11/16/07
George Shahnazarian	11/16/04	300,000	16.7%	$0.60	11/16/07
Scott Munro	11/16/04	100,000	5.6%	$0.60	11/16/07
Glenn Davies	11/16/04	300,000	16.7%	$0.60	11/16/07
David Woodcock	11/16/04	300,000	16.7%	$0.60	11/16/07

Option Exercises and Option Values

The following table provides information on option exercises during the 12-months ended July 31, 2005, by the Company's officers and directors, and the value of such officers and directors' unexercised options at July 31, 2005.

Shares Acquired Name on Exercise	(1)	Number of Securities Underlying Unexercised Options at July 31, 2005 Value Realized (2)	Exercisable/ Unexercisable (3)	Value of Unexercised In-the-Money Options at July 31, 2005 Exercisable/ Unexercisable
Scott Munro Kenneth Galpin Glenn Davies David Smalley George Shahnazarian David Woodcock Ken Landis Jim Secord	- - - - - - - -	- - - - - - - -	240,000/- 950,000/- 555,000/- 100,000/- 1,075,000/- 670,000/- 1,075,000/- -/-	$9,500/$0 $56,250/$0 $38,250/$0 $0/$0 $104,250/$0 $40,500/$0 $104,250/$0 -/-

(1) The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of July 31, 2005, separated between those options that were exercisable and those options that were not exercisable.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have an active defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Indemnification

Our Bylaws and sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officer and director to the full extent available under the Nevada Revised Statutes.

To the extent that indemnification may be related to liability arising under the Securities Act, the Securities and Exchange Commission takes the position that indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Compensation of Directors

The Company does not pay its directors for attending meetings of the Board of Directors. The Company has established a director compensation arrangement pursuant to which directors of the Company are eligible for up to 100,000 stock options for each term of active service. While the arrangement exists, there is no mandatory requirement by the Company to issue such options to any director and any such issuance must be approved by the acting Board of Directors.

Other Arrangements. Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended July 31, 2005. The same level of compensation is projected for fiscal 2006.

Employment Contracts

We have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.

Stock Option and Bonus Plans

Incentive Stock Option Plan.

The Incentive Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan. As of November 10, 2005, stock options for 2,824,000 shares were vested, 676,000 were exercised and Nil shares were available for future grants under the plans.

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

In August 2005, three directors acquired 805,000 shares of common stock through exercising their stock options with an exercise price of $0.20 per share, and the Company received gross proceeds of $161,000. In September 2005, an officer acquired 50,000 shares of common stock through exercising his stock options with an exercise price of $0.25 per share, and the Company received gross proceeds of $12,500. Subsequent to receiving their shares, each of the four optionees and the Company agreed to unwind the exercise of options, the optionees agreed to return the shares to the Company for cancellation, the Company agreed to return the money to the optionees and the Company reinstated the options to the optionees. The options have exactly the same terms as the ones exercised in error.

As of November 10, 2005, 250,000 shares have been cancelled returned to the Company's capital stock.

Non-Qualified Stock Option Plan.

The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Company's Board of Directors. As at November 10, 2005, stock options for 2,633,000 shares were vested, 90,000 were exercised and 777,000 shares were available for future grants under the plans.

In August 2005, two directors acquired 303,333 shares of common stock through exercising their stock options with exercise price of $0.30 and $0.20 per share, and the Company received gross proceeds of $64,000. Subsequent to receiving their shares, each of the two optionees and the Company agreed to unwind the exercise of options, the optionees agreed to return the shares to the Company for cancellation, the Company agreed to return the money to the optionees, and the Company reinstated the options to the optionees. The options have exactly the same terms as the ones exercised in error.

As of November 10, 2005, all of the shares have been cancelled and returned to the Company's capital stock.

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

On November 9, 2004, the Company increased the authorized common shares which may be issued under its 2004 Stock Bonus Plan by 1,500,000 to a total of 2,000,000.

As at November 10, 2005, 498,056 bonus shares have been granted under the 2000 Stock Bonus Plan and 1,944 bonus shares remained available for future grant; and 560,000 bonus shares have been granted under the 2004 Stock Bonus Plan, and 1,440,000 shares remained available for future grant.

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

Summary. The following sets forth certain information as of November 10, 2005 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued Under Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	2,824,000	676,000	Nil
Non-Qualified Stock Option Plan	3,500,000	2,633,000	90,000	777,000
2000 Stock Bonus Plan	500,000	N/A	498,056	1,944
2004 Stock Bonus Plan	2,000,000	N/A	560,000	1,440,000

 The following table lists all options and warrants granted by the Company as of November 10, 2005, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
Kenneth Galpin	250,000 375,000 300,000	$0.20 $0.30 $0.60	08/01/06 11/05/06 11/16/07
George Shahnazarian	300,000 100,000 375,000 300,000	$0.60 $0.35 $0.30 $0.20	11/16/07 08/16/09 11/05/06 08/01/06

Name	Shares Issuable Upon Exercise of Options or Warrants	Option Exercise Price	Expiration Date of Option
David Smalley	300,000 100,000	$0.324 $0.35	01/28/07 11/16/07
Glenn Davies	255,000 300,000	$0.20 $0.60	08/01/06 11/16/07
Ken Landis	300,000 100,000 375,000 300,000	$0.60 $0.35 $0.30 $0.20	11/16/07 08/16/09 11/05/06 08/01/06
David Woodcock	300,000 100,000 270,000	$0.60 $0.35 $0.20	11/16/07 08/16/09 08/01/06
William Spears	100,000	$0.35	08/16/09
Scott Munro	50,000 90,000 100,000	$0.25 $0.30 $0.60	08/01/06 11/05/06 11/16/07
Company employees, former employees and consultants	880,000 100,000 300,000 250,000	$0.20 $0.60 $0.324 $0.25	08/01/06 to 08/28/07 11/16/07 01/28/07 08/01/06
Other option and warrant holders	1,654,751	$0.33 to $0.70	01/31/07 to 11/07/08
--------------- 7,924,751 ========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 4, 2005 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Most Home Corp., Unit 1 - 114491 Kingston Street, Maple Ridge, British Columbia, Canada V2X 0Y6.

Name and Address	Shares Owned	(1)	Percentage
Kenneth Galpin	4,360,606	(2)(3)	16.7%
Ken Landis	4,957,473	(2)(4)	18.9%
George Shahnazarian	4,970,139	(2)(5)	19.0%
David Smalley	400,000	(6)	1.7%
William G. Spears New York, NY	5,075,000	(7)	21.6%

Name and Address	Shares Owned	(1)	Percentage
David Woodcock Jacksonville, FL	677,500		2.8%
Glenn Davies	825,000	(8)	3.4%
Scott Munro	246,046		1.0%
Jim Secord Vancouver, BC	29,050		0.1%
612559 B.C. Ltd. Maple Ridge, BC Canada	3,112,273	(2)	12.4%
Khachik Toomian Sherman Oaks, CA	4,010,167		17.1%
William Coughlin Mission, BC	1,850,000	(2)	7.5%
Carole Coughlin Mission, BC	796,665	(2)	3.3%
Cede & Co New York, NY	8,549,853		36.5%
All officers and directors as group (9 persons)	14,753,768		48.9%

Footnote (1)   Includes shares issuable to the following persons upon the exercise of options or warrants or upon the exchange of the Company's Series A Preferred stock:

Name	Shares Issuable Upon Exercise of Options or Warrants	Exercise Price	Expiration Date of Option or Warrant	Shares Issuable Upon Exchange of Series A Preferred Stock
Kenneth Galpin	250,000 375,000 300,000	$0.20 $0.30 $0.60	08/01/06 11/05/06 11/16/07	-
George Shahnazarian	300,000 100,000 375,000 300,000	$0.60 $0.35 $0.30 $0.20	11/16/07 08/16/09 11/05/06 08/01/06	-
David Smalley	100,000	$0.35	11/16/07	-
Alder Administrative Services Ltd.	300,000	$0.324	01/28/07	-

Name	Shares Issuable Upon Exercise of Options or Warrants	Exercise Price	Expiration Date of Option or Warrant	Shares Issuable Upon Exchange of Series A Preferred Stock
Glenn Davies	255,000 300,000	$0.20 $0.60	08/01/06 11/16/07	-
Ken Landis	300,000 100,000 375,000 300,000	$0.60 $0.35 $0.30 $0.20	11/16/07 08/16/09 11/05/06 08/01/06	-
David Woodcock	300,000 100,000 270,000	$0.60 $0.35 $0.20	11/16/07 08/16/09 08/01/06	-
William Spears	100,000	$0.35	08/16/09	-
Scott Munro	50,000 90,000 100,000	$0.25 $0.30 $0.60	08/01/06 11/05/06 11/16/07	-
William Coughlin	-	-	-	1,164,183
Carole Coughlin	-	-	-	707,376

Footnote (2)  Pursuant to an option agreement signed in January 2005, 612559 B.C. Ltd. acquired the voting rights to 1,700,000 Series A Preferred shares from Mr. and Mrs. Coughlin, and an option to acquire the said shares at a price that ranges from $0.60 to $1.05 per share. The option agreement will expire on January 31, 2007.

Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors, officers and controlling persons of 612559 B.C. Ltd.

     The share ownership in the table for 612559 B.C. Ltd.;

- includes 1,412,273 common shares owned directly; and

- assumes 1,700,000 Series A preferred shares of Most Home Corp. and one of Most Home's subsidiaries which may be acquired from William and Carole Coughlin are exchanged for 1,700,000 shares of Most Home's common stock; and

- includes 417,118 common shares, which 612559 B.C. Ltd. acquired voting rights to on July 31, 2002.

     The shareholders of 612559 B.C. Ltd. are as follows:
Name	% Ownership
Kenneth Galpin	20.1% *
George Shahnazarian	2.0%
George Shahnazarian	20.1% *
Glenn Davies	20.1% *

Name	% Ownership
David Woodcock	3.35% *
KJS Ventures Ltd.	25.0% (3)
Non-affiliates of Most Home	9.35%
------------ 100% ======

* Share ownership is through MarketU Communications, Ltd.

The number of shares owned and the percentage ownership of Ken Galpin, George Shahnazarian and Ken Landis includes shares owned, or which may be acquired, by 612559 B.C. Ltd.

William Coughlin is the husband of Carole Coughlin. Although Mr. and Mrs. Coughlin are the registered owners of 1,700,000 Series A Preferred Stock, they do not have the voting rights over these securities, pursuant to the agreement with 612559 B.C. Ltd.

Footnote (3)   Includes 283,333 shares acquired by Mr. Galpin on August 22, 2005, when Mr. Galpin exercised his stock options and paid $60,000 to the Company. In October 2005, the Company and Mr. Galpin agreed to unwind the exercise of options, Mr. Galpin agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Galpin and reinstated the options to Mr. Galpin. As of November 10, 2005, Mr. Galpin has delivered the stock to the Company's transfer agent for cancellation.

Footnote (4)   Includes 604,000 shares registered in the name of KJS Ventures Ltd., and 50,000 shares registered in the name of Mid-Valley Truss, Inc. Mr. Landis controls KJS Ventures Ltd. and Mid-Valley Truss, Inc. and is therefore considered to be the beneficial owner of the shares.

Footnote (5)   Includes 300,000 shares acquired by Mr. Shahnazarian on August 22, 2005, when Mr. Shahnazarian exercised his stock options and paid $60,000 to the Company. In October 2005, the Company and Mr. Shahnazarian agreed to unwind the exercise of options, Mr. Shahnazarian agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Shahnazarian and reinstated the options to Mr. Shahnazarian. As of November 10, 2005, Mr. Shahnazarian has delivered the stock to the Company's transfer agent for cancellation.

Footnote (6)   Includes 300,000 share purchase warrants registered in the name of Alder Administrative Services Ltd. Mr. Smalley is one of three directors of Alder and may be deemed to be the beneficial owner of the warrants for disclosure purposes.

Footnote (7)   Includes 562,500 shares registered in the name of William G. Spears Profit Sharing Plan. Mr. Spears controls the William G. Spears Profit Sharing Plan and is therefore considered to be the beneficial owner of the shares.

Footnote (8)   Includes 255,000 shares acquired by Mr. Davies on August 22, 2005, when Mr. Davies exercised his stock options and paid $60,000 to the Company. In October 2005, the Company and Mr. Davies agreed to unwind the exercise of options, Mr. Davies agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Davies and reinstated the options to Mr. Davies. As of November 10, 2005, Mr. Davies has not delivered the stock to the Company's transfer agent for cancellation.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 28, 2000 the Company acquired all of the issued and outstanding shares of Home Finders Realty Ltd. and Most Referred Real Estate Agents Inc. (collectively doing business as Most Referred®) in exchange for (i) 4,500,000 shares of the Company's Series A Preferred stock and (ii) 4,500,000 preferred shares in a wholly owned subsidiary of the Company which was formed for the sole purpose of facilitating the acquisition of Most Referred®.

The preferred shares of the Company and the Company's subsidiary together may be exchanged for 4,500,000 shares of the Company's common stock, at the holder's option. Each share of the Company's Series A Preferred stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. The Series A Preferred shares are not entitled to any dividends or any distributions upon the liquidation of the Company.

During 2001 and 2002, 1,628,441 Series A Preferred shares were converted into shares of the Company's common stock. In January 2005, 1,000,000 Series A Preferred shares were converted into the Company's common stock.

The following table shows the shares of the Company's common stock which Mr. and Mrs. Coughlin are entitled to receive upon conversion of the balance of the Series A Preferred shares, as of November 14, 2005.

	Series A Preferred Shares	Preferred Shares of Subsidiary	Shares of Company's Common Stock Issuable Upon Exchange
William Coughlin	1,164,183	1,164,183	1,164,183
Carole Coughlin	707,376	707,376	707,376
	1,871,559	1,871,559	1,871,559

Pursuant to an option agreement signed in January 2005, 612559 B.C. Ltd. acquired the voting rights to 1,700,000 Series A Preferred shares from Mr. and Mrs. Coughlin, and an option to acquire the said shares at a price that ranges from $0.60 to $1.05 per share. The option agreement will expire on January 31, 2007.

Kenneth Galpin, George Shahnazarian and Ken Landis are directors and officers of 612559 B.C. Ltd. Messrs. Galpin, Landis and Shahnazarian are also directors of Most Home, and Messrs. Galpin and Shahnazarian are officers of Most Home. Mr. Toomian, a shareholder beneficially owning more than 10% of the Company's outstanding stock, is a business associate of Mr. Shahnazarian. Mr. Toomian, together with Messrs. Shahnazarian, Galpin and Landis, on behalf of 612559 B.C. Ltd. have an understanding (but not a written agreement) that they will vote, at shareholders meetings, for the same directors of Most Home and any matters proposed at the shareholders meetings, to accomplish the same business ends.

During the fiscal year ended July 31, 2005, the Company reimbursed Fraser and Company LLP for the provision of legal services, of which our director David Smalley is a partner.

In February 2005, the Company completed a private placement with four investors of 377,650 shares of common stock, at a price of $0.35 per share for total proceeds of $132,177. George Shahnazarian, an officer and nominee director, acquired 116,200 shares under this private placement. Ken Landis, a director of the Company, acquired 116,200 shares under this private placement. James Secord, an officer of the Company, acquired 29,050 shares under this private placement.

On August 1, 2005, the Company retained the services of Jackson Spears, as a business and financial advisor to the Company, and as compensation, the Company granted Mr. Spears share purchase warrants to acquire up to 625,000 shares of the Company at $0.20 per share. The warrants will expire on August 28, 2007. In August 2005, Mr. Spears was holding 625,000 warrants which were to expire on August 28, 2005, which Mr. Spears surrendered for cancellation. Jackson Spears is the brother of our director William Spears.

On August 22, 2005, director Glenn Davies exercised his stock options, paid $60,000 and acquired 300,000 shares at $0.20 per share from the Company. In October 2005, the Company and Mr. Davies agreed to unwind the exercise of options, Mr. Davies agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Davies and reinstated the options to Mr. Davies. As of November 10, 2005, Mr. Davies has not delivered the stock to the Company's transfer agent for cancellation.

On August 22, 2005, director Kenneth Galpin exercised his stock options, paid $60,000 and acquired 250,000 shares at $0.20 per share and 33,333 shares at $0.30 per share from the Company. In October 2005, the Company and Mr. Galpin agreed to unwind the exercise of options, Mr. Galpin agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Galpin and reinstated the options to Mr. Galpin. As of November 10, 2005, Mr. Galpin has delivered the stock to the Company's transfer agent for cancellation.

On August 22, 2005, director George Shahnazarian exercised his stock options, paid $60,000 and acquired 300,000 shares at $0.20 per share from the Company. In October 2005, the Company and Mr. Shahnazarian agreed to unwind the exercise of options, Mr. Shahnazarian agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Shahnazarian and reinstated the options to Mr. Shahnazarian. As of November 10, 2005, Mr. Shahnazarian has not delivered the stock to the Company's transfer agent for cancellation.

On August 22, 2005, director David Woodcock exercised his stock options, paid $54,000 and acquired 270,000 shares at $0.20 per share from the Company. In October 2005, the Company and Mr. Woodcock agreed to unwind the exercise of options, Mr. Woodcock agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Woodcock and reinstated the options to Mr. Woodcock. As of November 10, 2005, Mr. Woodcock has delivered the stock to the Company's transfer agent for cancellation.

On September 23, 2005, officer Scott Munro exercised his stock options, paid $12,500 and acquired 50,000 shares at $0.25 per share from the Company. In October 2005, the Company and Mr. Munro agreed to unwind the exercise of options, Mr. Munro agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Munro and reinstated the options to Mr. Munro. As of November 10, 2005, Mr. Munro has delivered the stock to the Company's transfer agent for cancellation.

Loans

In October 2000, the Company loaned $81,633 to 612559 B.C. Ltd., a private company controlled by Kenneth Galpin, George Shahnazarian and Ken Landis as part of a subscription to purchase 544,218 common shares in the Company. 612559 B.C. Ltd. delivered a promissory note to the Company in exchange. The promissory note accrues interest at the rate of 7.5% per annum, is payable on demand and is not secured.  As at November 10, 2005, the loan balance under the promissory note is $43,469.

Prior to the Company's acquisition of Most Referred® in fiscal 2000, Most Referred® funded certain expenditures incurred by Bill Coughlin, then a director and executive officer of the Company and now a shareholder of the Company, and in 2001, the Company paid certain personal expenses of Mr. Coughlin.

The amount due from Mr. Coughlin is without interest, is repayable in Canadian dollars, has no specified terms of repayment and is unsecured. Mr. Coughlin repaid the Company in full on January 31, 2005.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.2(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.3(1)	Bylaws
3.4(4)	Amended Bylaws dated February 15, 2002
3.5(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001
10.3(8)	2004 Stock Bonus Plan
10.4(10)	Amendment No. 1 to 2004 Stock Bonus Plan
14.1(11)	Code of Ethics
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)

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

(7)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(8)    Incorporated by reference to Proxy Statement on Schedule 14A filed on March 25, 2004.

(9)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

(10)   Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended July 31, 2004.

(11)  Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended October 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed to the Company for the fiscal years ending July 31, 2004 and July 31, 2005 by KPMG LLP and its affiliates were as follows.

Year ending July 31	2005	2004
Audit Fees	$82,258	$32,000
Audit Related Fees	$5,322	$ 
Tax Fees	$7,742	$4,600

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Years ended July 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Most Home Corp.

We have audited the accompanying consolidated balance sheets of Most Home Corp. as of July 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Most Home Corp. as of July 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

KPMG LLP
Chartered Accountants
Abbotsford, Canada

October 14, 2005

MOST HOME CORP.
 Consolidated Balance Sheets
(Expressed in U.S. Dollars)

July 31, 2005 and July 31, 2004

	July 31, 2005	July 31, 2004
Assets
Current assets: Accounts receivable, net of allowance of $4,637 (2004 - $1,822) Prepaid expenses	$273,016 59,964	$96,813 29,256
	332,980	126,069
Due from related parties (Note 3)	23,930	116,648
Fixed assets (Note 4)	132,027	136,525
Website development and intangible assets (Note 5)	454,587	128,978
Goodwill (Note 6)	718,972	581,050
	$ 1,662,496	$ 1,089,270
Liabilities and Stockholders' Equity
Current liabilities: Bank overdraft Accounts payable and accrued liabilities Unearned revenue Current portion - long-term debt (Note 7)	$ 30,217 891,468 270,046 27,998	$ 11,898 301,499 248,799 43,004
	1,219,729	605,200

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 21,721,416; July 31, 2004 - 16,594,515)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 1,871,559, July 31, 2004 -
    2,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulated other comprehensive income:
    Cumulative exchange adjustment

	21,721 4,016,985 1,872 313,954 (3,948,281) 36,516	16,595 2,412,290 2,872 481,704 (2,387,735) (41,656)
	442,767	484,070
Going Concern (Note 1) Commitments (Note 13)	$ 1,662,496	$ 1,089,270

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
 Consolidated Statements of Operations
(Expressed in U.S. Dollars)

Years ended July 31, 2005 and 2004
	2005	2004
Revenue: Referral fees Membership dues ClientBuilder revenue Wireless and mobility Miscellaneous revenue	$ 1,063,053 569,827 83,029 8,574 18,852 1,743,335	$ 1,470,872 454,719 112,861 - 15,804 2,054,256
Direct costs: Referral and license fees Credit card Telephone and communications Wages, commissions and benefits	25,611 18,545 45,028 848,173 937,357	29,570 17,422 44,496 737,855 829,343
Gross margin	805,978	1,224,913

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                     - intangibles
  Bad debts
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and stock fees
  Maintenance and utilities
  Management fees
  Office lease
  Office supplies
  Professional fees
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	108,304 64,335 17,064 17,905 92,582 25,657 42,496 163,762 35,787 82,373 111,637 37,029 250,887 25,731 113,118 293,972 883,885 2,366,524	5,340 53,489 7,564 - 63,951 16,377 23,572 23,224 27,933 63,162 58,673 30,620 69,257 11,650 71,082 185,637 662,100 1,373,631
Net loss for the year	$ (1,560,546)	$ (148,718)
Net loss per common share, basic and diluted	$ (0.07)	$ (0.01)
Weighted average common shares, basic and diluted	21,582,500	19,256,093

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
 Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)

Years ended July 31, 2005 and 2004

	Common	stock	Additional Paid-in Capital -	Series preferred	A stock	Additional Paid-in Capital - Series A	Accumulated Other Comprehen-	Accumulated	Total Stock-
	Shares	Amount	common stock	Shares	Amount	preferred stock	sive Income	Deficit	holders' Equity

Balance July 31, 2003	15,992,848	$ 15,993	$ 2,223,192	2,871,559	$ 2,872	$ 481,704	$ (23,761)	$ (2,239,017)	$ 460,983
Common stock issued on October 8, 2003 for exercise of warrants at $0.30 per share	116,667	117	34,883	-	-	-	-	-	35,000

Common stock cancelled on November 21, 2003	(75,000)	(75)	75	-	-	-	-	-	-

Common stock issued on December 10, 2003 for exercise of options at $0.25 per share	560,000	560	139,440	-	-	-	-	-	140,000

Warrants issued pursuant to license agreement on December 31, 2003	-	-	14,700	-	-	-	-	-	14,700

Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	(17,895) -	- (148,718)	(17,895) (148,718)

Balance, July 31, 2004	16,594,515	16,595	2,412,290	2,871,559	2,872	481,704	(41,656)	(2,387,735)	484,070

Common stock issued on August 6, 2004 for settlement of prior stock cancellation	75,000	75	19,425	-	-	-	-	-	19,500

Common stock issued from the 2004 Stock Bonus Plan on November 10, 2004 pursuant to consulting agreements	200,000	200	49,800	-	-	-	-	-	50,000

Common stock issued on November 10, 2004 pursuant to a consulting agreement	40,000	40	9,960	-	-	-	-	-	10,000

Common stock issued on November 19, 2004 for the exercise of stock options at $0.20	25,000	25	4,975	-	-	-	-	-	5,000

Common stock issued on November 22, 2004 for the exercise of stock options at $0.25	10,000	10	2,490	-	-	-	-	-	2,500
Common stock issued on December 2, 2004 for the exercise of warrants at $0.40	375,000	375	149,625	-	-	-	-	-	150,000

Common stock issued on December 2, 2004 for the exercise of warrants at $0.15	910,000	910	135,590	-	-	-	-	-	136,500

Common stock issued on December 9, 2004 for the exercise of stock options at $0.20	65,000	65	12,935	-	-	-	-	-	13,000

Common stock issued on December 14, 2004 for the exercise of stock options at $0.20	20,000	20	3,980	-	-	-	-	-	4,000

	Common	stock	Additional Paid-in Capital -	Series preferred	A stock	Additional Paid-in Capital - Series A	Accumulated Other Comprehen-	Accumulated	Total Stock-
	Shares	Amount	common stock	Shares	Amount	preferred stock	sive Income	Deficit	holders' Equity
Common stock issued from the 2004 Stock Bonus Plan on December 28, 2004 pursuant to consulting agreements	200,000	200	49,800	-	-	-	-	-	50,000

Warrants issued pursuant to license agreement on December 31, 2004	-	-	10,643	-	-	-	-	-	10,643

Common stock issued on January 13, 2005 for the exercise of stock options at $0.25	16,000	16	3,984	-	-	-	-	-	4,000

Common stock issued on January 13, 2005 for the exercise of stock options at $0.20	25,000	25	4,975	-	-	-	-	-	5,000

Conversion of Series A preferred stock into common stock on January 25, 2005	1,000,000	1,000	167,750	(1,000,000)	(1,000)	(167,750)	-	-	-

Common stock issued on January 25, 2005 for the exercise of stock options at $0.20	15,000	15	2,985	-	-	-	-	-	3,000

Common stock issued for cash on January 31, 2005, net of issuance costs of $17,000	995,251	995	579,155	-	-	-	-	-	580,150

Common stock issued for cash on January 31, 2005	261,450	261	91,247	-	-	-	-	-	91,508

Common stock issued for cash on February 14, 2005	116,200	116	40,554	-	-	-	-	-	40,670

Common stock issued on February 25, 2004 for the exercise of stock options at $0.25	10,000	10	2,490	-	-	-	-	-	2,500

Common stock issued for cash on April 15, 2005	142,857	143	49,857	-	-	-	-	-	50,000

Common stock issued from the 2004 Stock Bonus Plan on May 18, 2005 pursuant to consulting agreements	85,000	85	21,165	-	-	-	-	-	21,250

Common stock issued pursuant to Share Purchase Agreement on June 13, 2005 (Note 15)	300,000	300	112,500	-	-	-	-	-	112,800

Common stock issued for cash on June 15, 2005	190,143	190	66,360	-	-	-	-	-	66,550

Common stock issued to settle debts on June 27, 2005	50,000	50	12,450	-	-	-	-	-	12,500

Comprehensive loss: Translation adjustment Loss for the year	- -	- -	- -	- -	- -	- -	78,172 -	- (1,560,546)	78,172 (1,560,546)
									(1,482,374)
Balance, July 31, 2005	21,721,416	$ 21,721	$ 4,016,985	1,871,559	$ 1,872	$ 313,954	$ 36,516	$ (3,948,281)	$ 442,767

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
 Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Years ended July 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Loss for the year	$ (1,560,546)	$ (148,718)
Items not involving cash:
Amortization	81,399	61,053
Amortization of web site development costs	144,417	129,974
Common stock and warrants issued for services	141,873	14,700
Changes in operating asset and liabilities:
Accounts receivable	7,611	(21,058)
Prepaid expenses	(28,872)	(8,985)
Security deposits	-	16,659
Accounts payable and accrued liabilities	148,767	(80,537)
Unearned revenue	21,247	44,232
Other	(16,851)	(19,201)
Net cash used in operating activities	(1,060,955)	(11,881)

Cash flows from investing activities:
Purchase of fixed assets	(73,317)	(79,232)
Acquisition of Executive Wireless Inc, net of cash acquired	(26,104)	
Web site development costs	(94,090)	(87,596)
Net cash used in investing activities	(193,511)	(166,828)

Cash flows from financing activities:
Net proceeds from issuances of and subscriptions for common and preferred stock	1,154,378	140,000
Increase in bank overdraft	22,376	11,898
Increase in long term debt		54,741
Repayment of long term debt	(15,006)	(11,737)
Increase in due from related party	(3,432)
Repayment of advances to related party	-	(19,471)
Repayment of advances from related party	96,150	-
Net cash provided by financing activities	1,254,466	175,431

Decrease in cash	-	(3,278)
Cash, beginning of year	-	3,278

Cash, end of year	$ -	$ -
Supplementary disclosure:
Non-cash transactions:
Payable to related party settled on exercise of warrants	$ -	$ 35,000
Common stock issued to consultants	131,250	-
Warrants issued under license agreement	10, 643	14,700
Common stock issued to settle debt	12,500	-
Common stock issued under Share Exchange Agreement (Note 15)	112,800	-
Interest paid	55,549	38,131
Income taxes paid	-	-

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
 Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Year ended July 31, 2005, 2004 and 2003

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

Following the purchase transaction described above, the Company's primary business activity is providing lead acquisition, response and management services to real estate brokers and agents across North America, along with website and wireless realty products.

On April 19, 2005, the Company's subsidiary, 604587 B.C. Ltd., changed its name to Most Home Management Ltd. (MHM"). There were no active operations in this company for the year ended July 31, 2005.

On May 6, 2005, the Company formed Most Home Technologies Corp. ("Most Home Tech."). Most Home Tech's primary business is to provide lead acquisition and response services to real estate brokers across North America, along with website and wireless products.

On June 13, 2005, the Company acquired Executive Wireless, Inc. under a Share Exchange Agreement (Note 15). Executive Wireless, Inc. consists of a Canadian parent company and a US subsidiary under the same name (collectively "Executive Wireless").

On July 25, 2005, the Company incorporated Most Home Real Estate Services Inc. ("MHRES"). MHRES's primary business is to provide lead qualification and management services for real estate transactions through its affiliate ClientBuilder agreements. There were no active operations in this company for the year ended July 31, 2005.

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

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses and negative cash flows from operations and at July 31, 2005 has an accumulated deficit of $3,948,281. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2006. Additional debt or equity financing of approximately $750,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through one or more private placements of the Company's common or preferred stock. Additional financing is anticipated, but not guaranteed, through the exercise of outstanding stock options and warrants. There can be no certainty whatsoever that such sources will provide cash in fiscal 2006. If the Company does not succeed in raising sufficient additional financing, it may have to reduce operations which could impact the recoverability of its non-current assets.

2. Significant accounting policies:

(a) Consolidation:

  The consolidated financial statements include the accounts of the Company and all of its directly and indirectly wholly-owned subsidiaries: Most Referred Real Estate Agents Inc., Most Home Management Ltd. (formerly 604587 British Columbia Ltd.), Most Home Real Estate Services Inc., Most Home Technologies Corp., AMRR.com, Inc and Executive Wireless Inc. Operations of Executive Wireless Inc. have been included in operations since the date of acquisition of June 13, 2005.

  All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. As indicated in Note 10 (a), the non-voting preferred shares of Most Home Management Ltd., a wholly owned subsidiary, have a nominal value assigned in accordance with their economic rights. Accordingly, minority interest is not separately presented in the consolidated balance sheets.

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

(d) Fixed assets:

Fixed assets are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance
Automotive	30% declining balance

(e) Goodwill and intangible assets:

Goodwill arose on the acquisitions of Most Referred® and Executive Wireless and is recorded at cost. Intangibles consist of trademarks over brand name rights related to the purchase of AMRR, and are recorded at cost and amortized over 60 months on a straight line basis. Other intangibles consist of customers and technology related to the acquisition of Executive Wireless, which are amortized over 36 and 48 months respectively.

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

The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company operates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To July 31, 2005, no goodwill impairment loss recognition has been required.

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

(g) Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Common shares issuable for little or no cash consideration upon the exchange of preferred shares are included in the weighted average number of common shares outstanding for purposes of the basic net loss per share (Note 10(a)). Diluted loss per share is computed by the treasury stock method using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the years ending July 31, 2004 and 2005, basic and diluted net loss per share are the same.

(h) Web site development:

The Company accounts for web site development costs in accordance with EITF 00-2. Under this standard, web site development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Amortization of these costs is provided for over two years on a straight-line basis and is recorded as part of website maintenance and development expenses.

Routine website maintenance costs, operating costs and costs associated with upgrades that do not increase functionality are expensed as incurred.

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

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:

	Year ended July 31, 2005	Year ended July 31, 2004
Net loss, as reported	$ (1,560.546)	$ (148,718)
Employee stock-based compensation expenses included in net loss, net of related tax effects	-	-
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(792,000)	(328,380)
Pro forma loss	$ (2,352.546)	$ (477,098)
Pro forma loss per share, basic and diluted	$ (0.11)	$ (0.02)

Stock-based compensation is calculated based upon the following weighted average assumptions:
	Year ended July 31, 2005	Year ended July 31, 2004

Expected life of options	1.5 years	2 years
Expected stock price volatility	182%	294%
Expected dividend yield	0%	0%
Risk free interest rate	2.94%	3.10%

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

3. Due from related parties:

	2005	2004
612559 B.C. Ltd	$ 23,930	$ 20,498
Bill Coughlin	-	96,150
	$ 23,930	$ 116,648

The amount due from 612559 B.C. Ltd. ("612559") is without interest or specified terms of repayment and is unsecured. 612559 is a beneficial shareholder of the Company. Four directors and two officers of the Company are also directors and officers of 612559. The increase in amount due from 612559 in the year ended July 31, 2005 is interest only; there were no further advances to that related party.

The amount due from Bill Coughlin (the "shareholder") is without interest, is repayable in Canadian dollars (CAD Nil; 2004 - CAD $120,443), has no specified terms of repayment and is unsecured. The amount due from Bill Coughlin arose due to Most Referred® funding certain expenditures pertaining to the shareholder prior to the purchase of Most Referred® in fiscal 2000 and payment of certain personal expenses in 2001. Mr. Coughlin repaid the Company in full in January 2005.

4. Fixed assets:

Fixed assets consist of the following:
	2005	2004
Cost:
Computer hardware	$ 244,061	$ 163,671
Computer software	44,966	31,117
Leasehold improvements	58,721	44,263
Office equipment	94,914	75,558
Automotive	-	2,256
	442,662	316,865
Accumulated amortization:
Computer hardware	(166,698)	(95,975)
Computer software	(43,242)	(30,753)
Leasehold improvements	(47,789)	(18,443)
Office equipment	(52,906)	(33,852)
Automotive	-	(1,317)
	(310,635)	(180,340)
Net book value	$ 132,027	$ 136,525

5.  Website development and intangible assets:
	2005	2004
Cost:
Website development	$ 590,474	$ 496,384
Trademark brand rights	37,823	37,823
Customers	189,000	-
Technology	204,000	-
	1,021,297	534,207

Accumulated amortization:
Website development	(524,432)	(380,015)
Trademark brand rights	(32,778)	(25,214)
Customers	(5,250)	-
Technology	(4,250)	-
	(566,710)	(405,229)
Net book value	$ 454,587	$ 128,978

6. Goodwill:
	2005	2004
Goodwill:
Most Referred®	$ 996,082	$ 996,082
Executive Wireless	137,922	-
	1,134,004	996,082
Accumulated amortization:
Most Referred®	415,032	415,032
Executive Wireless	-	-
Net book value	$ 718,972	$ 581,050

Goodwill for Most Referred® originated from the acquisition on April 30, 2000, which was amortized to July 31, 2001. No further amortized was recorded to July 31, 2005. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005 (Note 15). No amortization was recorded to July 31, 2005.

Goodwill is tested in accordance with SFAS 142, is not amortized and is only written down if impaired. In estimating fair value of goodwill, management estimates their value at the reporting unit level. The fair value of goodwill will be impacted by general economic conditions, demand for the Company's services and other factors. To the extent that fair value is reduced in future periods, the Company may be required to record an impairment charge against the carrying value of the goodwill.

7. Long term debt:
	2005	2004

Term loan agreement payable in monthly instalments of $1,730, including interest at lender prime plus1.5% (2005 - 6.25%, 2004 - 5.50%), secured by a general security agreement and $121,000 security pledge by each of 2 directors and an officer of the Company, payable on demand

	$ 27,998	$ 43,004
Less current portion	(27,998)	(43,004)
	$ -	$ -

Long term debt is due on demand, however, the bank has agreed to regular monthly repayments of principal in Canadian dollars (CAD $2,300). Until and unless demanded, the annual repayment of debt over the next two years is approximately as follows:
2006	$21,712
2007	$ 6,286

The Company also has a $CDN 50,000 (2004 - $25,000) line of credit for its Most Referred® subsidiary. The line of credit bears interest at lender prime plus 1.25% (2005 - 6.00%, 2004 - 5.25%). There was no outstanding balance on the line of credit as of July 31, 2005. The line of credit is secured as part of the term loan agreement.

8. Income taxes:

The Company has income tax loss carryforwards of approximately $5,608,000 which are available to reduce future taxable income.  The benefits of the losses have not been recognized in the financial statements.  The losses will expire as follows
Canadian losses (US$)	US losses (US$)	Expiry
$1,059,000		2008
745,000		2009
75,000		2013
44,000		2014
684,000		2015
	$ 81,000	2020
	312,000	2021
	803,000	2022
	768,000	2023
	233,000	2024
	804,000	2025

$2,607,000	$3,001,000

Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

Deferred tax assets:	2005	2004

Operating loss carryforwards	$ 1,768,000	$ 590,000
Unearned revenues	95,000	99,000
Capital assets and web site development	52,000	17,000
EWI Canada, undeducted R&D costs	32,000	-
Investment tax credits carried forward	6,000	-
	1,953,000	706,000
Valuation allowance for deferred tax assets	(1,819,000)	(698,000)

Net deferred tax assets	134,000	8,000
Deferred tax liabilities:
EWI intangible assets	(134,000)	-
Prepaid expenses	-	(8,000)

Net deferred tax liabilities	$ -	$ -

9. Financial instruments:

Credit risk:

The Company's financial instruments consist of accounts receivable, amount due from related parties, accounts payable and accrued liabilities, bank overdraft and long term debt. It is the opinion of management that the maximum credit risk equals their carrying values.

Fair value:

The carrying values of accounts receivable, accounts payable and accrued liabilities, long term debt and bank overdraft, approximate fair value due to the short-term maturities or demand nature of these instruments.

It is not practicable to determine the fair value of the amounts due from related parties due to their related party nature and the absence of a secondary market for such instruments.

Foreign Exchange Risk:

The Company's Canadian subsidiaries, Most Referred Real Estate Agents Inc., Most Home Technologies Corp., Most Home Management Ltd., Most Home Real Estate Services Inc. and Executive Wireless, Inc., operate in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to these subsidiaries will fluctuate with the Canadian foreign exchange rate. The Company has not entered into derivative instruments to reduce foreign exchange risk.

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

One Series A preferred share of the Company together with one preferred share of Most Home Management Ltd. may be exchanged for one share of the Company's common stock at the holder's option.

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

One Series A preferred share of the Company together with one preferred share of Most Home Management Ltd. may be exchanged for one share of the Company's common stock at the holder's option.

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

(b) Options:

The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of and for the two years ended July 31, 2005:
Date	Number of options granted	Weighted average exercise price

Balance, July 31, 2003	3,184,000	$0.25

Expired:
August 1, 2003	(524,000)	$(0.43)

Issued:
November 5, 2003	1,263,000	$0.30

Exercised:
December 10, 2003	(560,000)	$(0.25)

Balance, July 31, 2004	3,363,000	$0.24

Issued:
November 17, 2004	1,800,000	$0.60

Exercised:
November 19, 2004	(25,000)	$(0.20)
November 23, 2004	(10,000)	$(0.25)
December 9, 2004	(50,000)	$(0.20)
December 9, 2004	(15,000)	$(0.20)
December 15, 2004	(20,000)	$(0.20)
January 13, 2005	(16,000)	$(0.25)
January 13, 2005	(25,000)	$(0.20)
January 25, 2005	(15,000)	$(0.20)
February 25, 2005	(10,000)	$(0.25)
	(186,000)	$(0.21)

Balance, July 31, 2005	4,977,000	$0.37

Options outstanding at July 31, 2005 are as follows:
Number of shares	Expiry date	Exercise price
1,614,000	August 1, 2006	$0.20
300,000	August 1, 2006	$0.25
1,263,000	November 5, 2006	$0.30
1,800,000	November 16, 2007	$0.60
4,977,000

All of the share options have vested as of July 31, 2005.

The following options, included in the total above, have been issued and remain unexercised as of July 31, 2005 under the "Incentive Stock Option Plan", and the "Non-qualified Stock Option Plan".
Date of grant	Expiry date	Number of options granted	Exercise price

Incentive Stock Option Plan:
July 25, 2003	August 1, 2006	1,060,000	$0.20
July 25, 2003	August 1, 2006	264,000	$0.25
November 17, 2004	November 16, 2007	1,500,000	$0.60

Non-qualified Stock Option Plan:
July 25, 2003	August 1, 2006	590,000	$0.20
November 5, 2003	November 5, 2006	1,263,000	$0.30
November 17, 2004	November 16, 2007	300,000	$0.60

The fair value of options granted to employees in fiscal 2005 was $0.44 (2004 - $0.26)

Pro forma loss and loss per share is disclosed in note 2(i).

(c) Warrants:

The following table sets forth information concerning warrants granted:
Date of grant	Number of warrants granted	Weighted average exercise price
Balance, July 31, 2003	4,635,227	$0.25

Exercises:
October 8, 2003	(116,667)	$(0.30)

Issuances:
December 31, 2003	36,750	$0.40

Expirations:
October 18, 2003	(1,783,560)	$(0.30)
May 29, 2004	(150,000)	$(0.25)
July 13, 2004	(375,000)	$(0.25)

Balance, July 31, 2004	2,246,750	$0.22

Exercises:
November 30, 2004	(375,000)	$(0.40)
December 2, 2004	(910,000)	$(0.15)

Issuances:
December 31, 2004	10,750	$0.99
January 31, 2005	995,251	$0.70

Balance, July 31, 2005	1,967,751	$0.47

Warrants outstanding as at July 31, 2005 are as follows:
Number of shares	Expiry date	Exercise price
36,750	December 31, 2006	$0.40
300,000	January 28, 2007	$0.324
625,000	August 28, 2005	$0.15
10,750	December 31, 2007	$0.99
995,251	January 31, 2007	$0.70

1,967,751

(d) Subsequent events:

The following share capital transactions occurred subsequent to the year ended July 31, 2005:

On August 28, 2005, the Company issued 625,000 warrants, exercisable at $0.20, to a consultant pursuant to a consulting agreement with Company through October 2006.

On October 21, 2005 the Company received gross proceeds of $250,000 for the sale of 833,333 units to an investor, pursuant to a subscription agreement to sell up to 3,333,334 units at $0.30 per unit. Each unit consists of one common share and one half-warrant exercisable at $0.33. The Company issued 416,667 warrants exercisable at $0.33 and which expire on October 20, 2008 as part of this private placement.

On November 10, 2005, the Company received gross proceeds of $50,000 and issued 166,667 units to an investor. Each unit consists of one common share and one half-warrant exercisable at $0.33. The Company issued 83,334 warrants exercisable at $0.33, expiring on November 8, 2008.

(e) Note receivable for subscription:

The note receivable for subscription, initially issued in fiscal 2000,is without fixed terms of repayment, bears interest at 7.5% per annum and is secured by the common shares under subscription. As at July 31, 2005, $43,469 (July 31, 2004 - $43,469) remains outstanding on the note receivable. The note receivable is netted against additional paid in capital - common stock.

11. Stock compensation plans:

(a) Incentive stock option plan:

The incentive stock option plan authorizes the issuance of 3,500,000 options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

All options outstanding and issued during the period are listed in Note 9 (b).

12. Segmented information:

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

13. Commitment:

The Company has premises lease commitments of $125,095 in 2006 and 2007. The Company's current lease expires on November 30, 2007.

The Company has computer equipment operating lease commitments of $38,649 in 2006, $28,900 in 2007 and 2008, and $1,939 in 2009. Total outstanding commitments on computer equipment leases are $98,388.

14. Comparative figures:

Certain of the comparative figures have been reclassified to conform with the financial presentation adopted in 2005.

15. Acquisitions:

On June 13, 2005, Most Home Corp. acquired 100 percent of the outstanding common shares of Executive Wireless, Inc. ("EWI"). The results of EWI's operations have been included in the consolidated financial statements of the Company since that date. EWI is a provider of wireless and mobility products for real estate agents in the US and Canada. As a result of the acquisition, Most Home is expected to be a leading provider of wireless technology and services in those markets.

The aggregate purchase price was $142,962, including 300,000 shares of common stock valued at $112,800, or $0.367 per share. The value of the 300,000 common shares issued was determined based on the market price of Most Home's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the preliminary allocation of the purchase price to the net assets acquired.

At June 13, 2005 ($000s)

Current assets	$ 190
Property, plant, and equipment	13
Intangible assets	393
Goodwill	138
Total assets acquired	735
Current liabilities	(591)
Total liabilities assumed	(591)
Net assets acquired	$ 143

Of the $393 of acquired intangible assets, $189 was assigned to customers that have a weighted-average useful life of approximately 3 years and $204 was assigned to technology that has a weighted-average useful life of approximately 4 years.

None of the goodwill is expected to be deductible for tax purposes.

The Company has engaged an independent valuator to assist in the determination of the fair values of the net assets acquired. The valuator has not completed their engagement at the date of completion of these consolidated financial statements. The valuator is expected to complete their engagement, and management anticipates making its final allocation of the purchase price before the end of the 2006 fiscal year. The amounts set out above represent management's preliminary estimates only of the fair values of the net assets acquired. If the final valuation conclusions indicate the fair values are different then the amounts set out above, the Company will revise its consolidated financial statements to reflect the appropriate amounts as if they had been determined at the date of acquisition.

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: November 14, 2005	By: /s/ Kenneth Galpin Kenneth Galpin, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President, CEO and Director (Principal Executive Officer)	November 14, 2005
/s/ Scott Munro Scott Munro	Treasurer and Principal Financial Officer	November 15, 2005
/s/ David Woodcock David Woodcock	Chairman of the Board	November 11, 2005
/s/ Ken Landis Ken Landis	Director	November 15, 2005
William Spears	Director	November __, 2005
/s/ George Shahnazarian George Shahnazarian	Director	November 10, 2005
David Smalley	Director	November __, 2005

Index to Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.2(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.3(1)	Bylaws
3.4(4)	Amended Bylaws dated February 15, 2002
3.5(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001
10.3(8)	2004 Stock Bonus Plan
10.4(10)	Amendment No. 1 to 2004 Stock Bonus Plan
14.1(11)	Code of Ethics
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)

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

(7)    Incorporated by reference to Current Report on Form 8-K dated October 26, 2001.

(8)    Incorporated by reference to Proxy Statement on Schedule 14A filed on March 25, 2004.

(9)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

(10)   Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended July 31, 2004.

(11)  Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended October 31, 2004.