Form 10QSB
period 2005-10-31
MOST HOME CORP
filed 2005-12-30
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2005
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

As of December 20, 2005 the Company had 24,909,084 outstanding shares of Common Stock. This amount excludes 1,871,559 shares of common stock issuable upon the conversion of 1,871,559 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Three months ended October 31, 2005

(Unaudited)

MOST HOME CORP.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

As at October 31, 2005 and July 31, 2005

	October 31, 2005 (unaudited)	July 31, 2005 (audited)
Assets
Current assets: Cash Accounts receivable, net of allowance of $4,637 (July 31, 2005 - $4,637) Prepaid expenses	$ 3,138 179,817 280,160	$ - 273,016 59,964
	463,115	332,980
Due from related parties (Note 4)	24,795	23,930
Fixed assets (Note 5)	122,934	132,027
Website development and intangible assets (Note 6)	409,509	454,587
Goodwill (Note 7)	748,603	718,972
	$ 1,768,956	$ 1,662,496
Liabilities and Stockholders' Equity
Current liabilities: Bank overdraft Accounts payable and accrued liabilities Due to related parties (Note 8) Unearned revenue Current portion - long-term debt (Note 9)	$ - 1,047,155 61,361 270,302 21,755	$ 30,217 891,468 - 270,046 27,998
	1,400,573	1,219,729

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 22,574,750; July 31, 2005 - 21,721,416)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 1,871,559, July 31, 2005 -
    1,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulated other comprehensive income:
    Cumulative exchange adjustment

	22,574 4,503,307 1,872 313,954 (4,494,647) 21,323	21,721 4,016,985 1,872 313,954 (3,948,281) 36,516
	368,383	442,767
Going Concern (Note 1)	$ 1,768,956	$ 1,662,496

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended October 31, 2005	Three months ended October 31, 2004
Revenue: Referral fees Membership dues ClientBuilder revenue Wireless revenue Miscellaneous revenue	$ 220,785 138,321 31,486 32,811 9,492 432,895	$ 372,843 134,838 18,828 - 15,403 541,912
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	651 5,558 10,691 208,757 225,657	3,267 3,488 13,717 205,114 225,586
Gross margin	207,238	316,326

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                 - intangibles
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Maintenance and utilities
  Management fees

Office lease
  Office supplies
  Professional fees
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	26,549 14,943 30,391 19,968 12,640 13,690 8,776 8,614 46,575 43,466 6,455 29,038 11,167 48,165 107,047 326,120 753,604	6,220 12,941 1,891 6,793 7,133 7,992 1,047 23,778 8,927 14,220 6,184 16,864 2,534 14,757 49,957 161,448 342,686
Net loss for the period	$ (546,366)	$ (26,360)
Net loss per common share, basic and diluted	$ (0.03)	$ (0.00)
Weighted average common shares, basic and diluted	21,823,735	16,619,624

See accompanying notes to interim consolidated financial statements.

# MOST HOME CORP.

Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Three months ended October 31, 2005
(Unaudited)

| | Common stock Shares | Common stock Amount | Additional Paid-in Capital - common stock | Series A preferred stock Shares | Series A preferred stock Amount | Additional Paid-in Capital - Series A preferred stock | Accumulated Other Comprehensive Income | Accumulated Deficit | Total Share-holders' Equity |
|---|---|---|---|---|---|---|---|---|---|
| **Balance, July 31, 2005** | **21,721,416** | **$ 21,721** | **$ 4,016,985** | **1,871,559** | **$ 1,872** | **$ 313,954** | **$ 36,516** | **$ (3,948,281)** | **$ 442,767** |
| Warrants issued pursuant to consulting agreement on August 29, 2005 | – | – | 250,000 | – | – | – | – | – | 250,000 |
| Common stock issued on September 7, 2005 for the exercise of options at $0.20 | 20,000 | 20 | 3,980 | | | | | | 4,000 |
| Common stock issued for cash on October 21, 2005, less issuance costs of $16,825 | 833,334 | 833 | 232,342 | – | – | – | – | – | 233,175 |
| Comprehensive loss: | | | | | | | | | |
| Translation adjustment | – | – | – | – | – | – | (15,193) | - | (15,193) |
| Loss for the period | – | – | – | – | – | – | – | (546,366) | (546,366) |
| | – | – | – | – | – | – | (15,193) | (546,366) | 561,559 |
| **Balance, October 31, 2005** | **22,574,750** | **$ 22,574** | **$ 4,503,307** | **1,871,559** | **$ 1,872** | **$ 313,954** | **$ 21,323** | **$ (4,494,647)** | **$ 368,383** |

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Three months ended October 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Loss for the year	$ (546,366)	$ (26,360)
Items not involving cash:
Amortization	45,334	14,832
Amortization of web site development costs	14,687	36,864
Warrants issued for services	22,260	-
Changes in operating asset and liabilities:
Accounts receivable	93,199	(14,463)
Prepaid expenses	7,544	(21,659)
Accounts payable and accrued liabilities	155,687	57,441
Unearned revenue	256	18,219
Other	(4,796)	(6,656)
Net cash provided by (used in) operating activities	(212,195)	58,318

Cash flows from investing activities:
Purchase of fixed assets	(16,247)	(36,989)
Acquisition costs	(29,631)	-
Web site development costs	-	(43,557)
Net cash used in investing activities	(45,878)	(80,546)

Cash flows from financing activities:
Net proceeds from issuances of and subscriptions for common stock	237,175	-
Increase (decrease) in bank overdraft	(30,217)	6,928
Repayment of long term debt	(6,243)	(4,809)
Increase in due from related party	(865)	(709)
Repayment of advances to related party	-	(19,471)
Repayment of advances from related party		20,818
Increase in due to related party	61,361
Net cash provided by financing activities	261,211	22,228

Increase in cash	$ 3,138	-
Cash, beginning of period	-	-

Cash, end of period	$ 3,138	$ -
Supplementary disclosure:
Non-cash transactions:
Warrants issued to consultants	$ 250,000	$ -
Stock issued to settle accounts payable	-	19,500
Interest paid	11,981	4,076
Income taxes paid	-	-

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
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

On April 19, 2005, the Company's subsidiary, 604587 B.C. Ltd., changed its name to Most Home Management Ltd. There were no active operations in this company for the period ended October 31, 2005.

On May 6, 2005, the Company formed Most Home Technologies Corp. Its primary business is to provide lead acquisition and response services to real estate brokers across North America, along with website, customer management and wireless products.

On June 13, 2005, the Company acquired Executive Wireless, Inc. ("EWI") under a Share Exchange Agreement. Executive Wireless, Inc. consists of a Canadian parent company and a US subsidiary under the same name (collectively "Executive Wireless").

On July 25, 2005, the Company incorporated Most Home Real Estate Services Inc. Its primary business is to provide lead qualification and management services for real estate transactions through its affiliate ClientBuilder agreements. There were no active operations in this company for the year ended July 31, 2005.

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

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses and negative cash flows from operations and at October 31, 2005 has an accumulated deficit of $4,494,647. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2006. Additional debt or equity financing of approximately $750,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through the sale of common stock and the exercise of outstanding stock options and warrants. There can be no certainty whatsoever that such sources will provide additional cash in the twelve months ending October 31, 2006.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

2.  Significant accounting policies:

The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

(a)   Consolidation:

The interim consolidated financial statements include the accounts of the Company and its subsidiaries: Most Referred Real Estate Agents Inc., Most Home Technologies Corp., Executive Wireless, Inc., Most Home Management Ltd. (formerly 604587 British Columbia Ltd.), Most Home Real Estate Services Ltd. and AMRR.com, Inc.

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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending July 31, 2006.

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

Three months ended October 31, 2005
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

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:

	Three months ended October 31, 2005	Three months ended October 31, 2004
Net loss, as reported	$ (546,366)	$ (26,360)
Employee stock-based compensation expenses included in net loss, net of related tax effects	-	-
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(120,000)	-
Pro forma loss	$ (666,366)	$ (26,360)
Pro forma loss per share, basic and diluted	$ (0.03)	$ -

Stock-based compensation is calculated based upon the following weighted average assumptions:

	Three months ended October 31, 2005	Three months ended October 31, 2004
Expected life of options	2.0 years	-
Expected stock price volatility	196%	-
Expected dividend yield	0%	-
Risk free interest rate	3.12%	-
Average fair value of options granted during the period	$0.24	$ -

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

3.   Capital stock:

(a)    Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)    The following table sets forth information concerning options for the three months ended October 31, 2005:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2005 Issued: September 27, 2005 Exercises: September 7, 2005 Balance, October 31, 2005	4,977,000 500,000 (20,000) 5,457,000	$0.37 0.35 (0.20) $0.37

(b) Continued:

All outstanding options are exercisable at October 31, 2005.

Options outstanding at October 31, 2005 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,594,000 300,000 1,263,000 1,800,000 500,000 5,457,000	August 1, 2006 August 1, 2006 November 5, 2006 November 16, 2007 August 16, 2009	$0.20 $0.25 $0.30 $0.60 $0.35

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

3.   Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2005 Expired: August 28, 2005 Issued: August 29, 2005 October 21, 2005 Balance, October 31, 2005	1,967,751 (625,000) 625,000 416,667 2,384,418	$0.47 (0.15) 0.20 0.33 $0.46

Warrants issued August 29, 2005 are in respect to a two-year consulting contract. The related expenditure will be recognized over the term of the contract.

As of October 31, 2005 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
36,750 300,000 10,750 995,251 625,000 416,667 2,384,418	$0.40 $0.324 $0.99 $0.70 $0.20 $0.33	December 31, 2006 January 28, 2007 December 31, 2007 October 31, 2007 August 28, 2007 October 20, 2008

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

Capital stock (continued):

(d) Shares issuances:

During the three month period ended October 31, 2005, the following shares were issued:

On October 21, 2005, the Company received gross proceeds of $250,000 for 833,334 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on October 20, 2008, with an exercise price of $0.33. As part of this subscription, a total of $1,000,000 will be invested and 5% of monies received will be paid out as finders' fees.

On September 7, 2005, the Company received $4,000 for the exercise of 20,000 stock options at $0.20.

Subsequent to the three month period ended October 31, 2005, the following shares were issued:

On November 7, 2005 the Company received gross proceeds of $50,000 for 166,667 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on November 6, 2008, with an exercise price of $0.33.

On November 28, 2005 Company received gross proceeds of $350,000 for 1,166,667 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on November 27, 2008, with an exercise price of $0.33. 5% of monies received were paid out as finders' fees.

On December 6, 2005, the Company received $350 for the exercise of 1,000 stock options at $0.35.

On December 9, 2005 Company received gross proceeds of $300,000 for 1,000,000 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on December 8, 2008, with an exercise price of $0.33. 5% of monies received were paid out as finders' fees

On December 22, 2005 Company received gross proceeds of $100,000 for 333,333 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on December 21, 2008, with an exercise price of $0.33. 5% of monies received were paid out as finders' fees. This is the final tranche as part of a $1,000,000 subscription agreement signed on October 17, 2005.

4.   Due from related parties:

	October 31, 2005 (Unaudited)	July 31, 2005
612559 B.C. Ltd.	$ 24,795 - $ 24,795	$ 23,930 - $ 23,930

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

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

5.  Fixed assets:

	October 31, 2005 (unaudited)	July 31, 2005
Cost:
Computer hardware	$ 253,609	$ 244,061
Computer software	46,806	44,966
Leasehold improvements	60,853	58,721
Office equipment	97,641	94,914
	458,909	442,662
Accumulated amortization:
Computer hardware	(182,750)	(166,698)
Computer software	(45,021)	(43,242)
Leasehold improvements	(50,738)	(47,789)
Office equipment	(57,466)	(52,906)
	(335,975)	(310,635)
Net book value	$122,934	$ 132,027

6.  Website development and intangible assets:
	October 31, 2005 (unaudited)	July 31, 2005
Cost:
Website development	$ 590,474	$ 590,474
Trademark brand rights	37,823	37,823
Customers	189,000	189,000
Technology	204,000	204,000
	1,021,297	1,021,297
Accumulated amortization:
Website development	(539,119)	(524,432)
Trademark brand rights	(34,669)	(32,778)
Customers	(21,000)	(5,250)
Technology	(17,000)	(4,250)
	(611,788)	(566,710)
Net book value	$ 409,509	$ 454,587

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

7. Goodwill:
	October 31, 2005 (unaudited)	July 31, 2005
Goodwill:
Most Referred®	$ 996,082	$ 996,082
Executive Wireless	167,553	137,922
	1,163,635	1,134,004
Accumulated amortization:
Most Referred®	415,032	415,032
Executive Wireless	-	-
Net book value	$ 748,603	$ 718,972

Goodwill for Most Referred® originated from the acquisition on April 30, 2000, which was amortized to July 31, 2001. No further amortized was recorded to July 31, 2005. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005. No amortization was recorded to July 31, 2005.

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

Additional Goodwill of $29,631 was recognized in the current period for additional direct costs incurred relating to the acquisition of Executive Wireless, Inc., which have increased the aggregate purchase price.

8.   Due to related parties:

	October 31, 2005 (Unaudited)	July 31, 2005
George Shahnazarian	$ 61,361 - $ 61,361	$ - - $ -

The amount due to George Shahnazarian bears interest at 10.0% and has no specified terms of repayment. Mr. Shahnazarian is a director, corporate secretary and a shareholder of the Company.

9. Long term debt:

	October 31, 2005 (Unaudited)	July 31, 2005

Term loan agreement payable Canadian dollars in monthly instalments of $1,888 ($CDN 2,300), including interest at lender prime plus 1.50% (5.75% - October 31, 2005; 5.50% - July 31, 2004), secured by a General Security Agreement and $123,153 ($CDN 150,000) security pledge by each of 2 directors and an officer of the Company

	$ 21,755	$ 27,998
Less: current portion	(21,755)	(27,998)

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Three months ended October 31, 2005
(Unaudited)

9. Long term debt (continued):

Long term debt is due on demand, however, the bank has agreed to a regular repayment of principal. Until and unless demanded, the repayment of principal over the next three years is approximately as follows:

Twelve months ending October 31, 2006	$21,755 ($CDN 25,697)

The Company also secured a Canadian dollar line of credit for its Most Referred® subsidiary which bears interest at lender prime plus 1.25% (6.25% - October 31, 2005; 5.75% - July 31, 2005). There was an outstanding balance of $42,330 ($50,000 CAD) [this is recorded in Most Referred but it's offset by Cash in Most Home. If we had transferred everything to remove the LOC balance we had positive cash at 10/31] on the line of credit as of October 31, 2005 and nil as of July 31, 2005.

10.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Corporate History

The past eighteen months has seen significant changes occur in the real estate technology industry. Whereas, most of the business up to that point had been with progressive agents adopting technology and services, the brokerages which had been neglecting the benefits of technology began to wake up. Traditional brokerages and franchises began to see that third party lead generation portals such as Lending Tree, HomeGain and HouseValues were beginning use new technologies to team with real estate agents to the long term detriment of the traditional real estate brands. Brokerages therefore, have now taken specific steps to exercise control over listing display on the internet and advertising policies in order to grapple with the competitive threat to their business posed by the new lead generation portals. The result is that those firms supplying real estate technology and services to the industry have been forced to choose who they will align with going forward.

Most Home management believes that it is in the long term interest of the Company to align itself with the traditional brokerages. The primary reason for this is that the Company does not have the financial resources to compete against them. Secondarily, the core competencies of the Company align very strongly with the needs of the traditional brokerages and their large advertising programs.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

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

Employees. As of December 20, 2005 the Company employed 53 people, including 8 contractors on a full-time basis; 8 of these employees are licensed REALTORS® or have real estate experience and 5 employees are currently enrolled in a REALTOR® licensing course.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. The Bank of Canada (http://www.bankofcanada.ca) reports that the average exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1864 for the three-months ended October 31, 2005 compared to 1.2822 for the three months ended October 31, 2004. This represents an increase of approximately 8.1% for the three-months October 31, 2005, on an average period exchange rate basis, in the Company's expenses and cash disbursements. The Company does not currently engage in foreign currency hedging activities.

Revenues and expenses

The following tables shows revenues and margins for the three-month period ended October 31, 2005 with comparative figures for the prior period:
	Three months ended October 31, 2005	% of Sales	Three months ended October 31, 2004	% of Sales
Revenues:
Referrals	$ 220,785	51.0%	$ 372,843	68.8%
Membership, ClientBuilder & wireless	202,618	46.8%	153,666	28.4%
Other	9,492	2.2%	15,403	2.8%
	432,896	100.0%	541,912	100.0%

Gross Margin:	207,238	47.9%	316,326	58.4%

General and administrative expenses	753,604	174.1%	342,686	63.2%
Loss	$ (546,366)	(126.2%)	$ (26,360)	(4.9%)

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Gross margin for the quarter ended October 31, 2005 was $207,238 compared to $316,326 for the comparable quarter ended October 31, 2004. The decrease in gross margin as a percentage of revenue for the three months ended October 31, 2005 is due to a decrease in referral revenues, the impacts of foreign exchange rates and the hiring of additional sales and support staff. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership, ClientBuilder and wireless sales increased to 46.8% for the quarter ended October 31, 2005 compared to 28.4% for the quarter ended October 31, 2004. The direct costs associated with referral revenues approximate 65% whereas the direct costs associated with membership and ClientBuilder revenues approximate 40%. As the revenue mix changes, gross margins can be expected to fluctuate due to the relative nature and the extent of the revenue sources and the impact of foreign exchange rates. Direct costs associated with referral revenues are fixed, so future decreases in referral revenue as a percentage of total revenues will contribute to further decreases in gross margin in future periods.

As a percentage of total revenue, referral fees decreased to 51.0% for the quarter ended October 31, 2005 from 68.8% for the quarter ended October 31, 2004. Gross margin on sales decreased in the three-month period ended October 31, 2005 due to decreased referrals as a percentage of revenue and the associated higher costs as compared to membership and ClientBuilder sales. Direct wages costs on referral revenues are salary based and not scaled to revenues. This may cause further decreases in gross margin should referral revenues continue to decrease in future periods.

The decline in referral revenues for the quarter ended October 31, 2005 was the result of continued impact from decreased Online leads. Lead generation is returning to historical levels of approximately 2,000, on average, leads per day generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. The Company has also taken steps to generate leads through third-parties in order to reduce its exposure to search engine uncertainty.

As membership and ClientBuilder sales continue to increase as a percentage of gross revenues and referrals decrease, gross margin will be increased in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

General and administrative expenses were $753,604 during the current quarter compared to $342,686 for the quarter ended October 31, 2004. This increase is due to hiring additional staff to meet demand, additional consulting expenses for business development and planning and an increase in the value of the Canadian dollar. Advertising and promotions increased from $6,220 for the three months ended October 31, 2004 to $26,549 for the current quarter ended October 31, 2005 due to additional expenditures on trade shows, publications and Internet advertising. Amortization of intangibles increase from $1,891 for the three months ended October 31, 2004 to $30,391 for the current quarter due to amortization of customers and technology relating to the EWI acquisition in June 2005. Office lease increased from $23,778 for the three months ended October 31, 2004 to $43,466 for the current quarter due to additional office lease costs to close lease agreements for EWI. Bank charges and interest increased from $6,793 for the three months ended October 31, 2004 to $19,968 for the three months ended October 31, 2005. This increase is due to realized exchange losses (see Foreign Currency Impact). Wages and benefits increased from $161,448 for the three months ended October 31, 2004 to $326,120 for the current quarter ended October 31, 2005. This increase is due to hiring additional technical, development, support and administrative staff, along with general wages increases. Investor relations and marketing increased to $8,776 for the three months ended October 31, 2005 from $1,047 for the three months ended October 31, 2004. This increase is due to the hiring of investor relations consultants to assist in investor communications and sourcing new capital for the Company. Website development and maintenance increased from $49,957 for the three months ended October 31, 2004 to $107,047 for the three months ended October 31, 2005. This increase is due to additional technical and development contractors to assist in expanding the Company's products, implementation for clients and systems upgrades. Other increases in expenses for the three months ended October 31, 2005 over the three months ended October 31, 2004, were largely due to foreign exchange rate changes (see Foreign Currency Impact) in bank charges and interest and do not reflect increased expenditures.

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

The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To October 31, 2005, no goodwill impairment loss recognition has been required.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at October 31, 2005, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Liquidity and sources of capital

Working capital deficiency was $937,458 at October 31, 2005 compared to deficiency of $886,749 at July 31, 2005.

During the three month period ended October 31, 2005 Most Home's operations used $229,326 in cash and the Company spent $16,247 on the purchase of equipment. Cash required by Most Home during the three months ended October 31, 2005 was generated through capital raising activities, generating approximately $225,000 through the private sale of stock during the three months ended October 31, 2005. In addition, in October 2005, a director and shareholder loaned approximately $61,000 to the Company.

Remaining commitments on the Company's term loan are approximately $1,947($CDN 2,300) per month, or a total of approximately $23,364, including principal and interest, up to and including October 31, 2006.

Management anticipates that cash flow requirements for the twelve months ended October 31, 2006 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations. Management anticipates cash flow needs for the twelve months ended October 31, 2006 are as follows:

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

Statement 123(R) is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. Entities that adopt the fair-value-based method of accounting, rather than the minimum-value based method, must use either the modified perspective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is currently reviewing the potential implications of this statement upon adoption.

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

Most Home has suffered losses in the past

Most Home had net loss of $546,366 for the three months ended October 31, 2005. Most Home incurred a net loss of $1,560,546 for the year ended July 31, 2005 and incurred a net loss of $148,718 for the year ended July 31, 2004. The Company's deficit as of October 31, 2005 is $4,494,647. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The auditors' report with respect to Most Home's financial statements for the fiscal year ended July 31, 2005 filed with the Annual Report on Form 10-KSB includes an explanatory paragraph on these conditions that places substantial doubt about Most Home's ability to continue as a going concern. These financial statements do not include any adjustment as a result of this uncertainty.

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

As of December 20, 2005, Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 10,378,643 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2005, the Company sold 833,334 common shares to a shareholder who is an accredited investor for gross proceeds of $237,500. A 5% commission was paid in connection with the private placement transactions. No general solicitation or general advertising was conducted in connection with the sales of the shares. The Company relied upon the exemption provided by Regulation 506 of Regulation D and Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The securities were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: December 21, 2005	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
By: /s/ Scott Munro Scott Munro, Treasurer and Principal Financial Officer