Form 10QSB
period 2006-01-31
MOST HOME CORP
filed 2006-03-17
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2006
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

As of March 14, 2006 the Company had 25,413,976 outstanding shares of Common Stock. This amount excludes 1,700,000 shares of common stock issuable upon the conversion of 1,700,000 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Six months ended January 31, 2006

(Unaudited)

MOST HOME CORP.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

As at January 31, 2006 and July 31, 2005

	January 31, 2006 (unaudited)	July 31, 2005 (audited)
Assets
Current assets: Cash Accounts receivable, net of allowance of $4,983 (July 31, 2005 - $4,637) Prepaid expenses	$ - 355,181 244,946	$ - 273,016 59,964
	600,127	332,980
Due from related party (Note 4)	25,660	23,930
Fixed assets (Note 5)	119,572	132,027
Development and intangible assets (Note 6)	407,279	454,587
Goodwill (Note 7)	751,025	718,972
	$ 1,903,663	$ 1,662,496
Liabilities and Stockholders' Equity
Current liabilities: Bank overdraft Accounts payable and accrued liabilities Unearned revenue Current portion - long-term debt (Note 8)	$ 32,627 922,211 393,583 16,828	$ 30,217 891,468 270,046 27,998
	1,365,249	1,219,729

Stockholders' equity:
  Common stock, par value $0.001 per share
   (Issued 25,242,417; July 31, 2005 - 21,721,416)
  Additional paid-in capital - common stock
  Series A preferred stock, par value $0.001 per
    share (Issued - 1,871,559, July 31, 2005 -
    1,871,559)
  Additional paid-in capital - Series A preferred stock
  Deficit
  Accumulated other comprehensive income:
    Cumulative exchange adjustment

	25,242 5,263,199 1,872 313,954 (5,107,843) 41,990	21,721 4,016,985 1,872 313,954 (3,948,281) 36,516
	538,414	442,767
Going Concern (Note 1)	$ 1,903,663	$ 1,662,496

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended January 31, 2006	Three months ended January 31, 2005	Six months ended January 31, 2006	Six months ended January 31, 2005
Revenue: Referral fees Membership dues ClientBuilder revenue Wireless revenue Miscellaneous revenue	$ 153,356 139,818 28,673 45,963 13,659 381,469	$ 148,640 140,384 16,925 - - 305,949	$ 374,141 278,139 60,159 78,774 23,152 814,365	$ 521,483 275,222 35,753 - 15,403 847,861
Direct costs: Referral and license fees Credit card Telephone and communications Wages and benefits	4,582 6,578 10,644 220,037 241,841	17,234 4,492 9,345 225,978 257,049	5,233 12,136 21,334 428,794 467,497	20,501 7,980 23,062 431,092 482,635
Gross margin	139,628	48,900	346,868	365,226

General and administrative expenses:
  Advertising and promotion
  Amortization - fixed assets
                     - intangibles
  Bad debts
  Bank charges and interest
  Computer services
  Insurance and licensing
  Investor relations and marketing
  Office lease
  Office supplies
  Professional fees
  Maintenance and utilities
  Management fees
  Telephone
  Travel
  Website development and maintenance
  Wages and benefits

	42,277 15,067 30,391 - 46,422 15,020 12,391 16,092 36,207 6,981 23,880 12,355 59,113 14,792 11,335 114,830 295,673 752,826	3,897 13,661 1,891 926 19,727 4,802 9,468 40,100 24,300 6,045 18,271 11,111 56,494 5,011 31,655 56,311 178,724 482,394	68,826 30,010 60,782 - 66,390 27,660 26,082 24,869 79,673 13,435 52,918 20,969 105,687 25,959 59,500 221,878 621,792 1,506,430	10,117 26,602 3,782 926 26,520 11,935 17,460 41,147 48,078 14,972 32,491 17,295 73,358 7,545 46,412 106,268 340,172 825,080
Net loss for the period	$ (613,198)	$ (433,494)	$ (1,159,562)	$ (459,854)
Net loss per common share, basic and diluted	$ (0.03)	$ (0.02)	$ (0.05)	$ (0.02)
Weighted average common shares, basic and diluted	24,265,576	19,846,110	23,044,656	19,807,685

See accompanying notes to interim consolidated financial statements.

MOST HOME CORP.
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in U.S. Dollars)
Six months ended January 31, 2006
(Unaudited)

	Common stock		Additional Paid-in Capital -	Series A preferred stock		Additional Paid-in Capital - Series A preferred	Accumulated Other Comprehensive	Accumulated	Total Share-
	Shares	Amount	common stock	Shares	Amount	stock	Income	Deficit	holders' Equity
Balance, July 31, 2005	21,721,416	$ 21,721	$ 4,016,985	1,871,559	$ 1,872	$ 313,954	$ 36,516	$ (3,948,281)	$ 442,767
Warrants issued pursuant to consulting agreement on August 29, 2005	-	-	250,000	-	-	-	-	-	250,000
Common stock issued on September 7, 2005 for the exercise of options at $0.20	20,000	20	3,980	-	-	-	-	-	4,000
Common stock issued for cash on October 21, 2005, less issuance costs of $16,825	833,334	833	232,342	-	-	-	-	-	233,175
Common stock issued for cash on November 7, 2005	166,667	167	49,833	-	-	-	-	-	50,000
Common stock issued for cash on November 28, 2005, net of issuance costs of $17,790	1,166,667	1,167	331,043	-	-	-	-	-	332,210
Common stock issued on December 9, 2005 for the exercise of options at $0.35	1,000	1	349	-	-	-	-	-	350
Common stock issued for cash on December 9, 2005, net of issuance costs of $15,000	1,000,000	1,000	284,000	-	-	-	-	-	285,000
Common stock issued for cash on December 21, 2005, net of issuance costs of $5,000	333,333	333	94,667	-	-	-	-	-	95,000
Comprehensive loss: Translation adjustment Loss for the period	- -	- -	- -	- -	- -	- -	5,474 -	- (1,159,562)	5,474 (1,159,562)
							5,474	(1,159,562)	(1,154,088)
Balance, January 31, 2006	25,242,417	$ 25,242	$ 5,263,199	1,871,559	$ 1,872	$ 313,954	$ 41,990	$ (5,107,843)	$ 538,414

See accompanying notes to interim consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Six months ended January 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Loss for the period	$ (1,159,562)	$ (459,854)
Items not involving cash:
Amortization	90,792	30,384
Amortization of web site development costs	34,371	78,425
Shares issued for services	-	110,000
Warrants issued for services	53,511	10,643
Changes in operating asset and liabilities:
Accounts receivable	(82,165)	6,730
Prepaid expenses	11,507	(100,231)
Accounts payable and accrued liabilities	30,743	(8,282)
Unearned revenue	123,537	15,438
Other	31,687	19,667
Net cash provided by (used in) operating activities	(865,579)	(297,080)

Cash flows from investing activities:
Purchase of fixed assets	(40,380)	(32,619)
Acquisition costs	(32,053)	-
Development costs	(51,233)	(79,535)
Net cash used in investing activities	(123,666)	(112,154)

Cash flows from financing activities:
Net proceeds from issuances of and subscriptions for common stock	999,735	994,658
Increase (decrease) in bank overdraft	2,410	(11,898)
Repayment of long term debt	(11,170)	(7,018)
Increase in due from related party	(1,730)	(1,687)
Repayment of advances to related party	-	96,150
Net cash provided by financing activities	989,245	1,090,685

Increase in cash	-	681,451
Cash, beginning of period	-	-

Cash, end of period	$ -	$ 681,451
Supplementary disclosure:
Non-cash transactions:
Warrants issued to consultants (note 3(c))	$ 250,000	$ -
Stock issued to settle accounts payable	-	19,500
Warrants issued pursuant to license agreement	-	10,643
Stock issued under consulting agreements	-	110,000
Interest paid	14,661	13,656
Income taxes paid	-	-

See accompanying notes to consolidated financial statements.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
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

On April 19, 2005, the Company's subsidiary, 604587 B.C. Ltd., changed its name to Most Home Management Ltd. There were no active operations in this company for the period ended January 31, 2006.

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

On July 25, 2005, the Company incorporated Most Home Real Estate Services Inc. Its primary business is to provide lead qualification and management services for real estate transactions through its affiliate ClientBuilder agreements. There were no active operations in this company for the period ended January 31, 2006.

These consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions currently exist, as discussed below, that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses and negative cash flows from operations and at January 31, 2006 has an accumulated deficit of $5,107,843. The Company does not have sufficient working capital to sustain operations until the end of the year ended July 31, 2006. Additional debt or equity financing of approximately $2,340,000 will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through the sale of common stock and the exercise of outstanding stock options and warrants. There can be no certainty whatsoever that such sources will provide sufficient additional cash in the twelve months ending January 31, 2006.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
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

(c)   Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the six months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending July 31, 2006.

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

Six months ended January 31, 2006
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

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:
	3 months ended January 31, 2006	3 months ended January 31, 2005	6 months ended January 31, 2006	6 months ended January 31, 2005
Net loss, as reported	$ (613,198)	$ (433,494)	$ (1,159,562)	$ (459,854)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	(792,000)	(120,000)	(792,000)
Pro forma loss	$ (613,198)	$ (1,225,494)	$ (1,279,562)	$ (1,251,854)
Pro forma loss per share, basic and diluted	$ (0.05)	$ (0.06)	$ (0.06)	$ (0.06)

Stock based compensation is calculated based upon the following weighted average assumptions:
	3 months ended January 31, 2006	3 months ended January 31, 2005	6 months ended January 31, 2006	6 months ended January 31, 2005
Expected life of options	N/A	1.5 years	2.0 years	1.5 years
Expected stock price volatility	N/A	182%	196%	182%
Expected dividend yield	N/A	0%	0%	0%
Risk free interest rate	N/A	2.94%	3.12%	2.94%
Average fair value of options granted during the period	N/A	$0.44	$0.24	$0.44

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
(Unaudited)

3.   Capital stock:

(a)    Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated

(b)    The following table sets forth information concerning options for the six months ended January 31, 2006:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2005 Issued: September 27, 2005 Exercises: September 7, 2005 December 9, 2005 Balance, January 31, 2006	4,977,000 500,000 (20,000) (1,000) 5,456,000	$0.37 0.35 (0.20) (0.35) $0.37

(b)    Continued:

All outstanding options are exercisable at January 31, 2006.

Options outstanding at January 31, 2006 are as follows:

Number of Shares	Expiry Date	Exercise Price
1,594,000 300,000 1,263,000 1,800,000 499,000 5,456,000	August 1, 2006 August 1, 2006 November 5, 2006 November 16, 2007 August 16, 2009	$0.20 $0.25 $0.30 $0.60 $0.35

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
(Unaudited)

3.   Capital stock (continued):

(c)   The following table sets forth information concerning warrants granted:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2005 Expired: August 28, 2005 Issued: August 29, 2005 October 21, 2005 November 6, 2005 November 27, 2005 December 8, 2005 December 21, 2005 Balance, January 31, 2006	1,967,751 (625,000) 625,000 416,667 83,333 583,333 500,000 166,667 3,717,751	$0.47 (0.15) 0.20 0.33 0.33 0.33 0.33 0.33 $ 0.41

Warrants issued August 29, 2005 are in respect to a two-year consulting contract. The related expenditure will be recognized over the term of the contract.

As of January 31, 2006 the Company had outstanding warrants for the purchase of common shares as follows:

Number of shares	Exercise Price	Expiry Date
36,750 300,000 10,750 995,251 625,000 416,667 83,333 583,333 500,000 166,667 3,717,751	$0.40 $0.324 $0.99 $0.70 $0.20 $0.33 $0.33 $0.33 $0.33 $0.33	December 31, 2006 January 28, 2007 December 31, 2007 January 31, 2007 August 28, 2007 October 20, 2008 November 6, 2008 November 27, 2008 December 8, 2008 December 21, 2008

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
(Unaudited)

3.   Capital stock (continued):

(d) Shares issuances:

During the three month period ended January 31, 2006, the following shares were issued:

(i) On November 7, 2005 the Company received gross proceeds of $50,000 for 166,667 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on November 6, 2008, with an exercise price of $0.33.

(ii) On November 28, 2005 Company received gross proceeds of $350,000 for 1,166,667 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on November 27, 2008, with an exercise price of $0.33. 5% of monies received were paid out as finders' fees.

(iii) On December 6, 2005, the Company received $350 for the exercise of 1,000 stock options at $0.35.

(iv) On December 9, 2005 Company received gross proceeds of $300,000 for 1,000,000 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on December 8, 2008, with an exercise price of $0.33. 5% of monies received were paid out as finders' fees

(v) On December 21, 2005 Company received gross proceeds of $100,000 for 333,333 units to an accredited investor at $0.30 per unit. Each unit consists of one common share and one half-warrant, expiring on December 21, 2008, with an exercise price of $0.33. 5% of monies received were paid out as finders' fees. This was the final tranche as part of a $1,000,000 subscription agreement signed on October 17, 2005.

Subsequent to January 31, 2006, the following shares were issued:

(i) On February 2, 2006, a holder converted 171,559 Series A Preferred Shares into 171,559 shares of common stock of the Company.

4.   Due from related parties:

The amount is due from 612559 B.C. Ltd. ("612559"), bears interest at 7.5%, has no specified terms of repayment and is unsecured. 612559 is a beneficial shareholder in the Company. Two directors and one officer of the Company are also directors and officers of 612559. The increase in amount due from 612559 is accumulated interest.

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
(Unaudited)

5.  Fixed assets:
	January 31, 2006 (unaudited)	July 31, 2005
Cost:
Computer hardware	$ 267,113	$ 244,061
Computer software	49,655	44,966
Leasehold improvements	63,108	58,721
Office equipment	103,165	94,914
	483,042	442,662
Accumulated amortization:
Computer hardware	(200,146)	(166,698)
Computer software	(47,332)	(43,242)
Leasehold improvements	(53,877)	(47,789)
Office equipment	(62,115)	(52,906)
	(363,470)	(310,635)
Net book value	$ 119,572	$ 132,027

6.  Website development and intangible assets:
	January 31, 2006 (unaudited)	July 31, 2005
Cost:
Website development	$ 614,346	$ 590,474
Wireless development	24,042	-
Trademark brand rights	37,823	37,823
Customers	189,000	189,000
Technology	204,000	204,000
	1,069,211	1,021,297
Accumulated amortization:
Website development	(558,873)	(524,432)
Wireless development		-
Trademark brand rights	(36,560)	(32,778)
Customers	(36,750)	(5,250)
Technology	(29,750)	(4,250)
	(661,933)	(566,710)
Net book value	$ 407,279	$ 454,587

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
(Unaudited)

7. Goodwill:
	January 31, 2006 (unaudited)	July 31, 2005
Goodwill:
Most Referred®	$ 996,082	$ 996,082
Executive Wireless	169,975	137,922
	1,166,057	1,134,004
Accumulated amortization:
Most Referred®	415,032	415,032
Executive Wireless	-	-
Net book value	$ 751,025	$ 718,972

Goodwill for Most Referred® originated from the acquisition on April 30, 2000, which was amortized to July 31, 2001. No further amortization was recorded to July 31, 2005. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005. No amortization was recorded to July 31, 2005.

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

8. Long term debt:
	January 31, 2006 (Unaudited)	July 31, 2005

Term loan agreement payable Canadian dollars in monthly instalments of $1,888 ($CDN 2,300), including interest at lender prime plus 1.50% (5.75% - January 31, 2006; 5.50% - July 31, 2004), secured by a General Security Agreement and $123,153 ($CDN 150,000) security pledge by each of 2 directors and an officer of the Company

	$ 16,828	$ 27,998
Less: current portion	(16,828)	(27,998)
	$ -	$ -

MOST HOME CORP.
Notes to Interim Consolidated Financial Statements (continued)
(Expressed in U.S. Dollars)

Six months ended January 31, 2006
(Unaudited)

8. Long term debt (continued):

Long term debt is due on demand, however, the bank has agreed to a regular repayment of principal. Until and unless demanded, the repayment of principal over the next three years is approximately as follows:

Twelve months ending January 31, 2006	$16,828 ($CDN 19,167)

The Company also secured a Canadian dollar line of credit for its Most Referred® subsidiary which bears interest at lender prime plus 1.25% (6.75% - January 31, 2006; 5.75% - July 31, 2005). There was an outstanding balance of $65,847 ($75,000 CAD) on the line of credit as of January 31, 2006 and nil as of July 31, 2005.

9.  Comparative figures:

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Corporate Transition

As previously reported, Most Home Corp. has transitioned its business to focus its services more on the needs of real estate brokerages and less on the demands of individual real estate agents; in response to a changing marketplace.

In analyzing its market, Most Home management realized that there was an opportunity to re-package its core competency in lead qualification capabilities and offer this service to brokerages rather than just agents. This is a space in the industry where the Company faces less competition and where it has an opportunity to build barriers to entry against future competitors.

Most Home management believes that it is in the long term interest of the Company to align itself with the traditional brokerages. The primary reason for this is that the Company does not have the financial resources to compete against them. Secondarily, the core competencies of the Company align with the needs of the traditional brokerages and their large advertising programs.

During the current period, the Company has made significant headway in acquiring service contracts with major brokerages within the industry in the US and Canada. The success in acquiring these new brokerage contracts validates the transition that the Company has embarked on.

In the current quarter ended January 31, 2006 (Q2), the company signed multiyear agreements with a number of leading real estate brokerages and franchises to provide eTeam lead management services. These include:

  RE/MAX Western Canada;

  RE/MAX Ontario-Atlantic

  Windermere Real Estate Services

  The Herman Group, Prudential Colorado

  RE/MAX is Canada's leading real estate organization with over 15,600 sales associates in more than 610 independently-owned and operated offices. Under the terms of the agreements, Most Home will provide the RE/MAX Western Canada and RE/MAX Ontario-Atlantic regions with an advanced property search, mapping and lead generation system that will be available to all offices and agents. Additionally, Most Home will also provide RE/MAX Western Canada with a sophisticated lead response and management program that tracks prospects from initial inquiry to completion.

  Windermere Real Estate is the leading residential real estate network in the U.S. Pacific Northwest with more than 280 offices and 8,000 associates serving neighborhoods in: Arizona, California, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming and British Columbia, Canada. Most Home will provide front-line customer service to all Web-based inquiries and route qualified leads to sales associates in offices.

  The Herman Group consists of 1,000 Prudential associates and employees servicing: Colorado, Arizona, and Wyoming. The Most Home eTeam solution was deployed in Colorado in December 2005 and is in the process of being rolled out to all offices.

  In addition to these franchise agreements, the Company also signed 6 additional agreements with regional brokerages to provide eTeam lead management services.

  In management's view, there is substantial interest for its services among real estate brokerages and believes that the challenge for the Company will be to rapidly scale its operations to ensure it meets market demands. Management is examining several options related to increasing capacity to meet the level of demand it is experiencing.

  Several of our large customers have also encouraged us to consider purchasing additional lead qualification capacity if this would be faster than building it from scratch.

  Subject to available capital, the Company will also look to expand its business through the acquisition of operations that would enhance and complement our core competencies. We believe that this combined strategy of growth by organic means and acquisition represents the best opportunity to meet the growth objectives of the Company and its investors in fiscal 2006 and beyond.

  Employees. As of March 14, 2006, the Company employed 53 people, including 4 contractors on a full-time basis, and 4 contractors on a part-time basis; 6 employees are licensed REALTORS® or have real estate experience, 3 are awaiting licensing, and 1 employee is currently enrolled in a REALTOR® licensing course.

  Foreign Currency Impact

  The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. The Bank of Canada (http://www.bankofcanada.ca) reports that the average exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1665 for the three-months and 1.1764 for the six-months ended January 31, 2006 compared to 1.3071 for the three months and 1.3334 for the six months ended January 31, 2005. This represents an increase of approximately 12.1% for the three-months and 13.3% for the six-months ended January 31, 2006, on an average period exchange rate basis, in the Company's expenses and cash disbursements. The Company does not currently engage in foreign currency hedging activities.

  Revenues and expenses

  The following table show revenues and margins for the six-month period ended January 31, 2006 with comparative figures for the prior year:
	Six months ended January 31, 2006	% of Sales	Six months ended January 31, 2005	% of Sales
Revenues:
Referrals	$ 374,141	46.0%	$ 521,483	61.5%
Membership & ClientBuilder	338,298	41.5%	310,975	36.7%
Wireless	78,774	9.7%	-	-
Other	23,152	2.8%	15,403	1.8%
	814,365	100.0%	847,861	100.0%

Gross Margin:	346,868	42.6%	365,226	43.1%

General and administrative expenses	1,506,430	185.0%	825,080	97.3%
Loss	$ (1,159,562)	(142.4)%	$ (459,854)	(54.2)%

  The following table shows revenues and margins for the three-month period ended January 31, 2006 with comparative figures for the prior year:
	Three months ended January 31, 2006	% of Sales	Three months ended January 31, 2005	% of Sales
Revenues:
Referrals	$ 153,356	40.2%	$ 148,640	48.6%
Membership & ClientBuilder	168,491	44.2%	157,309	51.4%
Wireless	45,963	12.0%	-	-
Other	13,659	3.6%	-	-
	381,469	100.0%	305,949	100.0%

Gross Margin:	139,628	36.6%	48,900	16.0%

General and administrative expenses	752,826	197.3%	482,394	157.7%
Loss	$ (613,198)	(160.7%)	$ (433,494)	(141.7%)

  Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

  Gross margin for the quarter ended January 31, 2006 was $139,628 compared to $48,900 for the comparable quarter ended January 31, 2005. The increase in gross margin as a percentage of revenue for the three months ended January 31, 2006 is due to increases in membership, ClientBuilder and wireless revenues and the impacts of foreign exchange rates. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership, ClientBuilder decreased to 44.2% for the quarter ended January 31, 2006 compared to 51.4% for the quarter ended January 31, 2005. Wireless sales increased to 12.0% for the quarter ended January 31, 2006 compared to nil% for the quarter ended January 31, 2005. The direct costs associated with referral revenues approximate 65% whereas the direct costs associated with membership, ClientBuilder and wireless revenues approximate 40%. As the revenue mix changes, gross margins can be expected to fluctuate due to the relative nature and the extent of the revenue sources and the impact of foreign exchange rates. Direct costs associated with referral revenues are fixed, so future decreases in referral revenue as a percentage of total revenues will contribute to further increases in gross margin in future periods.

  As a percentage of total revenue, referral fees decreased to 40.2% for the quarter ended January 31, 2006 from 48.6% for the quarter ended January 31, 2005. Gross margin on sales increased in the three-month period ended January 31, 2006 due to decreased referrals as a percentage of revenue and the associated higher costs as compared to membership and ClientBuilder sales. Direct wages costs on referral revenues are salary based and not scaled to revenues. This may cause further decreases in gross margin should referral revenues continue to decrease in future periods.

  The increase in referral revenues for the quarter ended January 31, 2006 was the result of a partial recovery from prior decreased Internet leads from prior periods. Lead generation is returning to historical levels of approximately 2,000, on average, leads per day generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. The Company has also taken steps to generate leads through third-parties, and sell them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty.

  As membership, ClientBuilder and wireless sales continue to increase as a percentage of gross revenues and referrals decrease, gross margin will be increased in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

  General and administrative expenses were $752,826 during the current quarter compared to $482,394 for the quarter ended January 31, 2005. This increase is due to hiring additional operations and development staff to meet demand, additional consulting expenses for business development and planning, expanding advertising efforts, and an increase in the value of the Canadian dollar. Advertising and promotions increased from $3,897 for the three months ended January 31, 2005 to $42,277 for the current quarter ended January 31, 2006 due to additional expenditures on trade shows and Internet advertising. Amortization of intangibles increase from $1,891 for the three months ended January 31, 2005 to $30,391 for the current quarter due to amortization of customers and technology relating to the EWI acquisition in June 2005. Office lease increased from $24,300 for the three months ended January 31, 2005 to $36,207 for the current quarter due to additional office lease costs to close lease agreements for EWI. Bank charges and interest increased from $19,727 for the three months ended January 31, 2005 to $46,422 for the three months ended January 31, 2006. This increase is due to realized exchange losses (see Foreign Currency Impact). Wages and benefits increased from $178,724 for the three months ended January 31, 2005 to $295,673 for the current quarter ended January 31, 2006. This increase is due to hiring additional technical, development, support and administrative staff, along with general wages increases. Investor relations and marketing decreased to $16,092 for the three months ended January 31, 2006 from $40,100 for the three months ended January 31, 2005. This decrease is due to reduced investor relations consultants. Product development and maintenance increased from $56,311 for the three months ended January 31, 2005 to $114,830 for the three months ended January 31, 2006. This increase is due to additional technical and development contractors to assist in expanding the Company's products, implementation for clients and systems upgrades. Other increases in expenses for the three months ended January 31, 2006 over the three months ended January 31, 2005, were largely due to foreign exchange rate changes (see Foreign Currency Impact) in bank charges and interest and do not reflect increased expenditures.

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

  The Company tests for impairment of goodwill annually on October 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To January 31, 2006, no goodwill impairment loss recognition has been required.

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

  If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at January 31, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

  Liquidity and sources of capital

  Working capital deficiency was $765,122 at January 31, 2006 compared to deficiency of $886,749 at July 31, 2005.

  During the six month period ended January 31, 2006 Most Home's operations used $865,579 in cash. During this period the Company spent $40,380 on the purchase of equipment, $32,053 for additional acquisition costs of Executive Wireless, Inc., and $51,233 on development. Cash required by Most Home during the six months ended January 31, 2006 was generated through capital raising activities, generating approximately $1,000,000 through the private sale of stock.

  Remaining commitments on the Company's term loan are approximately $2,019 ($CDN 2,300) per month, or a total of approximately $16,828, including principal and interest, up to and including January 31, 2006.

  Management anticipates that cash flow requirements for the twelve months ended January 31, 2006 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations. Management anticipates cash flow needs for the twelve months ended January 31, 2006 are as follows:

General and administrative expenses	$ 556,500
Advertising and promotions	296,000
Capital purchases	262,500
Product development	540,000
Debt and liability reduction	685,000
$ 2,340,000

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

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The required review of the Registrant's financial statement by the independent public accountant is currently under way.

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

  Most Home has suffered losses in the past

  Most Home had net loss of $613,198 for the three months and $1,159,562 for the six months ended January 31, 2006. Most Home incurred a net loss of $1,560,546 for the year ended July 31, 2005 and incurred a net loss of $148,718 for the year ended July 31, 2004. The Company's deficit as of January 31, 2006 is $5,107,843. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

  Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

  Most Home needs additional capital to advance and scale its business and marketing plans to meet demand from real estate brokerages. There is risk if the Company is unable to scale its operations to meet this demand, that competitors would enter the market and diminish future prospects for the Company. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The auditors' report with respect to Most Home's financial statements for the fiscal year ended July 31, 2005 filed with the Annual Report on Form 10-KSB includes an explanatory paragraph on these conditions that places substantial doubt about Most Home's ability to continue as a going concern. These financial statements do not include any adjustment as a result of this uncertainty.

  Most Home's services are dependent on the use of the Internet and wireless carriers and any interruptions, delays or capacity problems experienced on the Internet, wireless networks, or with telephone connections would adversely affect Most Home's ability to operate.

  Although Most Home has instituted safeguards and redundancy for its systems, possible technical problems could occur, including software failures that result in Most Home being unable to view customer information by means of its websites, and website server hardware failures that cause Most Home's or Most Home managed websites to be unavailable to its customers for significant periods of time.

  Most Home may not be able to protect its intellectual property.

  Most Home seeks to enhance our market position with real estate professionals by building proprietary systems into our web sites, real estate data aggregation platform, real estate search engines, and customer management solutions. We regard many elements of our websites and underlying technologies to be proprietary and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. It is possible that others may independently develop superior underlying technologies. Monitoring and identifying unlawful use of Most Home's technology may prove difficult, and the cost of litigation may prevent Most Home from prosecuting any unauthorized use of its technology.

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

  As of March 14, 2006, Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 11,065,310 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

  PART II  -  OTHER INFORMATION

  Item 1.  Legal Proceedings

  None.

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  (a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended January 31, 2006:

  As of January 31, 2006, the Company has accrued 23,623 restricted shares to be issued to Gilbeth Holdings Ltd., a consultant providing services to the Company, as partial compensation owing to the consultant for services provided. No commission will be paid in connection with the issuance of securities. No general solicitation or general advertising was conducted in connection with the issuance of securities. These securities when issued will be exempt from the registration requirements of the Securities Act under Section 4(2).

  Subsequently, on February 2, 2006, a holder converted 171,559 Series A Preferred Shares into 171,559 shares of common stock of the Company. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

  Item 3. Defaults upon Senior Securities

  None.

  Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders was held on January 31, 2006, at which time the shareholders approved the following:
1.	To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
		For	Withheld
	Kenneth Galpin	17,640,682	13,200
	Ken Landis	17,512,182	141,700
	George Shahnazarian	17,512,182	141,700
	David Smalley	17,640,682	13,200
	David Woodcock	17,512,182	141,700

		For	Against	Abstain
2.	Ratification of the appointment of KPMG as our independent auditors.	17,642,882	11,000	0

  Item 5. Other Information

  None

  Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.1	Consulting Agreement among the Company, Gilbeth Holdings Ltd. and Gilmore Skeels dated November 1, 2005
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  SIGNATURES

  In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOST HOME CORP.
Date: March 15, 2006	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
Date: March 15, 2006	By: /s/ Scott Munro Scott Munro, Treasurer and Principal Financial Officer