Form 10QSB/A
period 2006-01-31
MOST HOME CORP
filed 2006-03-21
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Amendment No. 1)

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

This Amendment No. 1 to Most Home Corp.'s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006 is being filed to update disclosure on the status that the Company's independent public accountant has completed its review of the Company's financial statements and provided its approval of the Company's Quarterly Report. Therefore, the following paragraph on page 22 under heading "Cautionary Statement" of the Company's said Quarterly Report filed on March 17, 2006 is hereby deleted.

"The required review of the Registrant's financial statement by the independent public accountant is currently under way."

This amendment has no impact on the financial statements of the registrant for the quarterly period ended January 31, 2006. Besides the said disclosures, no other changes have been made to the Form 10-QSB for the quarterly period ended January 31, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: March 20, 2006	By: Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
Date: March 20, 2006	By: Scott Munro Scott Munro, Treasurer and Principal Financial Officer