Form 10QSB
period 2006-04-30
MOST HOME CORP
filed 2006-06-19
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2006
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

As of June 14, 2006 the Company had 29,317,947 outstanding shares of Common Stock. This amount excludes 1,700,000 shares of common stock issuable upon the conversion of 1,700,000 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Interim Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. Dollars)

Nine months ended April 30, 2006

(Unaudited)

MOST HOME CORP.

Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended April 30, 2006	Three months ended April 30, 2005	Nine months ended April 30, 2006	Nine months ended April 30, 2005
Revenue:				
Referral fees	$ 142,377	$ 251,008	$ 516,518	$ 772,491
Membership dues	144,549	143,891	422,688	419,113
ClientBuilder revenue	56,736	15,788	116,895	51,541
Wireless revenue	47,866	–	126,640	–
Miscellaneous revenue	11,916	1,265	35,068	12,908
Total revenue	403,444	411,952	1,217,809	1,256,053
Direct costs:				
Referral and license fees	11,139	23,947	16,372	44,448
Credit card	6,017	4,925	18,153	12,905
Telephone and communications	13,353	10,576	34,687	33,638
Wages and benefits	242,645	177,453	671,439	608,545
Total direct costs	273,154	216,901	740,651	669,536
Gross margin	130,290	195,051	477,158	556,517
Operating expenses:				
Advertising and promotion	10,749	27,665	79,575	37,782
Amortization - property and equipment	12,286	13,475	42,296	40,077
- intangibles	29,763	1,891	90,545	5,673
Bad debts	15,611	–	15,611	926
Bank charges and interest	41,840	45,037	108,230	67,797
Computer services	14,458	1,422	42,118	13,357
Insurance and licensing	26,734	12,036	52,816	29,496
Investor relations and marketing	6,400	97,627	31,269	138,774
Office lease	34,551	29,289	114,224	77,367
Office supplies	5,836	12,910	19,271	27,882
Professional fees	63,941	11,821	116,859	44,312
Maintenance and utilities	10,307	8,601	31,276	25,896
Management fees	94,278	6,148	199,965	79,506
Telephone	9,935	7,708	35,894	15,253
Travel	35,409	31,093	94,909	77,505
Website development and maintenance	98,297	90,418	320,175	196,686
Wages and benefits	374,722	196,478	996,514	536,650
Total operating expenses	885,117	593,619	2,391,547	1,414,939
Net operating loss for the period	(754,827)	(398,568)	(1,914,389)	(858,422)
Income tax recovery	16,773	–	16,773	–
Net loss for the period	$ (738,054)	$ (398,568)	$ (1,897,616)	$ (858,422)
Net loss per common share, basic and diluted	$ (0.03)	$ (0.02)	$ (0.08)	$ (0.04)
Weighted average common shares outstanding, basic and diluted	26,231,130	22,730,276	24,083,470	20,627,434

See accompanying notes to the interim consolidated financial statements.

MOST HOME CORP.

Interim Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(Unaudited)

	Common stock		Additional Paid-in Capital - common stock	Series A preferred stock		Additional Paid-in Capital - Series A preferred stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders' Equity
	Shares	Amount		Shares	Amount				
Balance, July 31, 2005	21,721,416	$ 21,721	$ 4,016,985	1,871,559	$ 1,872	$ 313,954	$ 36,516	$ (3,948,281)	$ 442,767
Fair value of warrants issued pursuant to consulting agreement on August 29, 2005	–	–	306,250	–	–	–	–	–	306,250
Common stock issued on September 7, 2005 for the exercise of options at $0.20	20,000	20	3,980	–	–	–	–	–	4,000
Common stock issued for cash on October 21, 2005, less issuance costs of $16,825	833,334	833	232,342	–	–	–	–	–	233,175
Common stock issued for cash on November 7, 2005	166,667	167	49,833	–	–	–	–	–	50,000
Common stock issued for cash on November 28, 2005, net of issuance costs of $17,790	1,166,667	1,167	331,043	–	–	–	–	–	332,210
Common stock issued on December 9, 2005 for the exercise of options at $0.35	1,000	1	349	–	–	–	–	–	350
Common stock issued for cash on December 9, 2005, net of issuance costs of $15,000	1,000,000	1,000	284,000	–	–	–	–	–	285,000
Common stock issued for cash on December 21, 2005, net of issuance costs of $5,000	333,333	333	94,667	–	–	–	–	–	95,000
Conversion of Series A preferred stock into common stock on February 8, 2006	171,559	172	28,779	(171,559)	(172)	(28,779)	–	–	–
Common stock issued for cash on March 16, 2006	300,333	300	104,817	–	–	–	–	–	105,117
Common stock issued for cash on March 28, 2006	143,000	143	49,907	–	–	–	–	–	50,050

MOST HOME CORP.

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006 and 2005

	2006	2005
Operating activities:		
Net loss for the period	$ (1,897,616)	$ (858,422)
Adjustments to reconcile net loss to net cash used in operating activities:		
Amortization – property and equipment	42,296	45,750
Amortization – website development costs and intangible assets	154,287	121,705
Bad debts expense	15,611	–
Stock-based compensation expense	176,251	120,643
Changes in operating asset and liabilities:		
Accounts receivable	89,565	(41,355)
Prepaid expenses	(5,236)	(31,024)
Promissory notes	–	(64,055)
Accounts payable	(321,409)	(106,631)
Accrued liabilities	(79,993)	–
Unearned revenue	78,255	(7,183)
Other	–	30,923
Net cash used in operating activities	(1,747,989)	(789,649)
Investing activities:		
Purchases of property and equipment	(34,903)	(47,624)
Acquisition costs	(32,053)	–
Development costs	(186,727)	(94,089)
Net cash used in investing activities	(253,683)	(141,713)
Financing activities:		
Proceeds from issuances of and subscriptions for common stock	2,213,019	1,104,828
Stock issuance costs	(104,616)	(17,000)
Decrease in bank overdraft	(30,217)	(11,898)
Repayment of debt	(17,441)	(10,724)
Increase in due from related party	(2,567)	(2,567)
Advances from related party	–	96,150
Net cash provided by financing activities	2,058,178	1,158,789
Effect of exchange rates on cash	(45,342)	–
Increase in cash	11,164	227,427
Cash, beginning of period	–	–
Cash, end of period	$ 11,164	$ 227,427
Non-cash investing and financing transactions:		
Stock issued to settle accounts payable	–	19,500
Warrants issued pursuant to license agreement	–	10,643
Supplemental disclosures:		
Interest paid	1,190	24,774
Income taxes paid	–	–

See accompanying notes to the interim consolidated financial statements.

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
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

On April 19, 2005, the Company's subsidiary, 604587 B.C. Ltd., changed its name to Most Home Management Ltd. There were no active operations in this company for the period ended April 30, 2006.

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

On July 25, 2005, the Company incorporated Most Home Real Estate Services Inc. Its primary business is to provide lead qualification and management services for real estate transactions through its affiliate ClientBuilder agreements. There were no active operations in this company for the period ended April 30, 2006.

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

Operations to date have primarily been financed through the issuance of common stock. The Company suffered recurring losses and negative cash flows from operations and as at April 30, 2006 has an accumulated deficit of $5,845,897 and a working capital deficiency of $437,608. The Company does not have sufficient working capital to sustain operations until the end of the fiscal year. Additional debt or equity financing will be required for this period and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

Management's intention is to generate sufficient financing through the sale of common stock and the exercise of outstanding stock options and warrants. There can be no certainty whatsoever that such sources will provide sufficient additional cash in the twelve months ending April 30, 2007.

MOST HOME CORP.
 Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
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

(b) Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from these estimates.

(c) Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. Operating results for the nine months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the year ending July 31, 2006.

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

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

2. Significant accounting policies (continued):

(e) Stock-based compensation:

Prior to February 1, 2006, the Company accounted for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on February 1, 2006, the Company's loss for the three month period ended April 30, 2006 is $73,049 higher than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three month period ended April 30, 2006 would have remained unchanged at $0.03 per share.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for all periods prior to adoption of SFAS No. 123R. For the purposes of this pro form disclosure, the fair value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the vesting period of the options:

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

2. Significant accounting policies (continued):

(e) Stock-based compensation (continued):

Stock-based compensation is calculated using the Black-Scholes option pricing model based upon the following weighted average assumptions:

	Three months ended April 30, 2006	Three months ended April 30, 2006	Nine months ended April 30, 2006	Nine months ended April 30, 2006

Expected life of options	1.6 years	-	1.7 years	1.5 years
Expected volatility	203%	-	201%	182%
Expected dividend yield	0%	-	0%	0%
Risk free interest rate	4.80%	-	4.29%	2.94%
Average fair value of options granted	$0.44	-	$0.38	$0.44

A summary of the Company's stock option activity for the nine months ended April 30, 2006 is as follows:

Date Granted	Number of Options Granted	Weighted Average Exercise Price
Balance, July 31, 2005 Issued: September 27, 2005 April 10, 2006 Exercises: September 7, 2005 December 9, 2005 April 6, 2006 Balance, April 30, 2006	4,977,000 500,000 1,156,720 (20,000) (1,000) (14,000) 6,598,720	$0.37 0.35 0.56 0.20 0.35 0.25 $0.41

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

2. Significant accounting policies (continued):

(e) Stock-based compensation (continued):

Additional information regarding stock options as of April 30, 2006 is as follows:

(f) Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

2. Significant accounting policies (continued):

(f) Recent Accounting Pronouncements (continued):

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

3. Capital stock:

(a) Authorized:
250,000,000 100,000,000 3,500,000 3,500,000 1,750,000 91,250,000

Common shares par value of $0.001 per share
Preferred shares par value of $0.001 per share, designated as follows:
   Series A preferred shares, par value of $0.001 per share
   Series B preferred shares, par value of $0.001 per share
   Series C preferred shares, par value of $0.001 per share
   Unissued and undesignated preferred shares

(b) Share purchase warrants:

The following table summarizes the continuity of the Company's share purchase warrants:
Date Granted	Number of Warrants Granted	Weighted Average Exercise Price
Balance, July 31, 2005 Expired: August 28, 2005 Issued: August 29, 2005 [1] October 21, 2005 November 6, 2005 November 27, 2005 December 8, 2005 December 21, 2005 Balance, April 30, 2006	1,967,751 (625,000) 625,000 416,667 83,333 583,333 500,000 166,667 3,717,751	$0.47 0.15 0.20 0.33 0.33 0.33 0.33 0.33 $ 0.41

MOST HOME CORP.
 Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

3. Capital stock (continued):

(b) Share purchase warrants (continued):

1 Warrants issued August 29, 2005 are in respect to a two-year consulting contract. The related expenditure will be recognized over the term of the contract. The fair value of the warrants issue was determined to be $306,250 using the Black-Scholes pricing model, using the following assumptions:

Expected life of options	2 years
Expected stock price volatility	576%
Expected dividend yield	0%
Risk free interest rate	3.12%
Average fair value of options granted	$0.49

As of April 30, 2006, $103,202 was recognized as management and consulting expense and $203,048 was recorded as prepaid expense.

As at April 30, 2006, the following share purchase warrants were outstanding:

Number of shares	Exercise Price	Expiry Date
36,750 300,000 10,750 995,251 625,000 416,667 83,333 583,333 500,000 166,667 3,717,751	$0.40 $0.324 $0.99 $0.70 $0.20 $0.33 $0.33 $0.33 $0.33 $0.33	December 31, 2006 January 28, 2007 December 31, 2007 April 30, 2007 August 28, 2007 October 20, 2008 November 6, 2008 November 27, 2008 December 8, 2008 December 21, 2008

(c) Shares issuances:

During the three month period ended April 30, 2006, the following shares were issued:

(i) On February 8, 2006, a holder converted 171,559 Series A Preferred Shares into 171,559 shares of common stock of the Company.

(ii) On March 16, 2006 the Company received gross proceeds of $105,117 for 300,333 units to an accredited investor at $0.35 per unit. Each unit consists of one common share and one half-warrant, expiring on March 27, 2009, with an exercise price of $0.50.

(iii) On March 28, 2006 the Company received gross proceeds of $50,050 for 143,000 units to an accredited investor at $0.35 per unit. Each unit consists of one common share and one half-warrant, expiring on March 27, 2009, with an exercise price of $0.50.

(iv) On April 4, 2006 the Company received gross proceeds of $149,451 for 427,000 units to an accredited investor at $0.35 per unit. Each unit consists of one common share and one half-warrant, expiring on April 3, 2009, with an exercise price of $0.50.

MOST HOME CORP.
 Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

3. Capital stock (continued):

(c) Shares issuances (continued):

(v) On April 6, 2006 the Company received gross proceeds of $850,551 for 2,430,143 units to an accredited investor at $0.35 per unit. Each unit consists of one common share and one half-warrant, expiring on April 5, 2009, with an exercise price of $0.50.

(vi) On April 6, 2006 the Company received gross proceeds of $3,500 for the exercise of 14,000 stock options.

4. Due from related parties:

The amount due from a company with common officers and directors bears interest at 7.5% per annum, due on demand, and is unsecured. This company is also a beneficial shareholder of the Company.

The Company earned interest income of $2,567 from this related company for the nine months ended April 30, 2006 (2005 - $2,057).

5. Property and equipment:

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

6. Intangible assets:

7. Goodwill:

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

The Company tests for impairment of goodwill annually on July 31st. The Company utilizes the market value of the Company as an indicator of the fair value of the reporting unit to measure impairment of enterprise level goodwill as the Company estimates as a single reporting unit. An impairment loss, if any, will be reflected at such time that the Company believes goodwill has become impaired. To April 30, 2006, no goodwill impairment loss recognition has been required.

Additional goodwill of $29,631 was recognized in the current period for additional direct costs incurred relating to the acquisition of Executive Wireless, Inc., which have increased the aggregate purchase price.

MOST HOME CORP.
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine months ended April 30, 2006
(unaudited)

8. Loan payable:

Bank term loan repayable in monthly instalments of $2,057 (CDN$2,300), including interest at lender prime plus 1.50% (7.50% - April 30, 2006), secured by a General Security Agreement and a $134,168 (CDN$150,000) security pledge by each of two directors and an officer of the Company, and due on demand.

As part of the General Security Agreement, the Company also secured a Canadian dollar line of credit for its Most Referred® subsidiary which bears interest at lender prime plus 1.25% (7.25% - April 30, 2006). There was an outstanding balance of $37,567 (CDN$42,000) on the line of credit as of April 30, 2006.

9. Subsequent events:

a) During the period of May 3 to June 8, 2006, the Company received total gross proceeds of $111,000 for the exercise of 555,000 stock options.

b) On May 15, 2006, 34,495 common shares were issued to a consultant for services rendered to the Company.

c) On June 8, 2006, the Company entered into a non-binding letter of intent to acquire all the shares of a privately held, US-based call center operation. The total value of the acquisition is estimated at $30 million.

Item 2. Management's Discussion and Analysis or Plan of Operations

Corporate Transition

Over the past 12 months, Most Home Corp. has transitioned its core business to focus on the enterprise needs of real estate companies.

In analyzing its market, Most Home management realized that there was an opportunity to its lead management and customer service capabilities and offer this service through brokerages rather than individual real estate sales associates. This is a space in the industry where the Company faces less competition and where it has an opportunity to build barriers to entry against future competitors.

Most Home management believes that it is in the long term interest of the Company to align itself with the traditional brokerages. This is an ideal model for Most Home, with its core competencies mirroring the needs of the traditional brokerages and their large advertising programs.

During the current period, the Company has made significant headway in acquiring service contracts with major brokerages within the industry in the US and Canada. The success in acquiring these new contracts validates the transition that the Company has embarked upon.

In the current quarter ended April 30, 2006 (Q3), the company signed multi-year agreements with a number of leading real estate brokerages and franchises to provide eTeam lead management services, which include:

• RE/MAX Western Canada;

• RE/MAX Ontario-Atlantic;

• Windermere Real Estate Services; and

• The Herman Group, Prudential Colorado.

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

The Herman Group consists of 1,000 Prudential real estate associates and employees servicing: Colorado, Arizona, and Wyoming. The Most Home eTeam solution was deployed in Colorado in December 2005 and is in the process of being rolled out to all offices.

In addition to these franchise agreements, the Company also signed 6 additional agreements with regional brokerages to provide eTeam lead management services. In management's view, there is growing interest for its services among real estate brokerages and believes that the challenge for the Company will be to rapidly scale its operations to ensure it meets market demands. Management is examining several options related to increasing capacity to meet the level of demand it is experiencing. Subject to available capital, the Company will look to expand its business through an acquisition(s) that would enhance and compliment its operations and core competencies. Management believes that this combined strategy of growth by organic means and acquisition represents the best opportunity to meet the growth objectives of the Company and its investors in fiscal 2006 and beyond. There can be no assurance that Most Home will be able to raise sufficient capital, or complete an acquisition(s), in order to scale its operations to meet the demand for its products and services (see Liquidity and sources of capital).

Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Employees. As of June 14, 2006, the Company employed 59 people, including 4 contractors on a part-time basis, and 6 employees are licensed REALTORS® or have real estate experience.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. The Bank of Canada (http://www.bankofcanada.ca) reports that the average exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1500 for the three-months and 1.1676 for the nine-months ended April 30, 2006 compared to 1.2306 for the three months and 1.2421 for the Nine months ended April 30, 2005. This represents an increase of approximately 7% for the three-months and 6.4% for the nine-months ended April 30, 2006, on an average period exchange rate basis, in the Company's expenses and cash disbursements. The Company does not currently engage in foreign currency hedging activities.

Revenues and expenses

The following table show revenues and margins for the nine-month period ended April 30, 2006 with comparative figures for the prior year:
	Nine months ended April 30, 2006	% of Sales	Nine months ended April 30, 2005	% of Sales
Revenues:
Referrals	$ 516,518	42.4%	$ 772,491	61.5%
Membership & ClientBuilder	539,583	44.3%	470,654	37.5%
Wireless	126,640	10.4%	-	-
Other	35,068	2.9%	12,908	1.0%
	1,217,809	100.0%	1,256,053	100.0%

Gross Margin:	477,158	39.2%	556,517	44.3%

Operating expenses	2,391,547	196.4%	1,414,939	126.5%
Net operating Loss	$ (1,914,389)	(157.2)%	$ (858,422)	(68.3)%

The following table shows revenues and margins for the three-month period ended April 30, 2006 with comparative figures for the prior year:
	Three months ended April 30, 2006	% of Sales	Three months ended April 30, 2005	% of Sales
Revenues:
Referrals	$ 142,377	35.3%	$ 251,008	60.9%
Membership & ClientBuilder	201,285	49.9%	159,679	38.8%
Wireless	47,866	11.9%	-	-
Other	11,916	2.9%	1,265	0.3%
	403,444	100.0%	411,952	100.0%

Gross Margin:	130,290	32.3%	195,051	47.3%

Operating expenses	885,117	219.4%	593,619	144.1%
Net operating Loss	$ (754,827)	(187.1%)	$ (398,568)	(96.8%)

Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Revenues and expenses (continued)

Gross margin for the quarter ended April 30, 2006 was $130,290 compared to $195,051 for the comparable quarter ended April 30, 2005. The decrease in gross margin as a percentage of revenue for the three months ended April 30, 2006 is due to a decrease in referral revenues and the impacts of foreign exchange rates. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 49.9% for the quarter ended April 30, 2006 compared to 38.8% for the quarter ended April 30, 2005. Wireless sales increased to 11.9% for the quarter ended April 30, 2006 compared to nil% for the quarter ended April 30, 2005. As a percentage of total revenue, referral fees decreased to 35.3% for the quarter ended April 30, 2006 from 60.9% for the quarter ended April 30, 2005. Gross margin on sales decreased in the three-month period ended April 30, 2006 due to decreased referral revenue while costs remained fixed. Direct wages costs on referral revenues are salary based and not scaled to revenues. This may cause further decreases in gross margin should referral revenues continue to decrease in future periods. As membership, ClientBuilder and wireless sales continue to increase as a percentage of gross revenues and referrals decrease; gross margin will increase in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The decrease in referral revenues for the quarter ended April 30, 2006 was the result of decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. The Company has also taken steps to generate leads through third-parties, and sell them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty.

Operating expenses were $885,117 during the current quarter compared to $593,619 for the quarter ended April 30, 2005. This increase is due to hiring additional operations, development and administrative staff to meet demand, additional consulting expenses for business development and planning, professional fees, and an increase in the value of the Canadian dollar. Advertising and promotion decreased from $27,665 for the three months ended April 30, 2005 to $10,749 for the three months ended April 30, 2006. This decrease is due to a reduction in advertising expenditures during the current quarter. Amortization of intangibles increase from $1,891 for the three months ended April 30, 2005 to $29,763 for the current quarter due to amortization of customers and technology relating to the EWI acquisition in June 2005. Bad debts increased from nil for the three months ended April 30, 2005 to $15,611 for the current quarter ended April 30, 2006. This increase is largely due to the write-off of several accounts acquired from Executive Wireless in June 2005. Professional fees increased from $11,821 for the three months ended April 30, 2005 to $63,941 for the current quarter due to additional general legal and related securities services. Insurance and licensing increased from $12,036 for the three months ended April 30, 2005 to $26,734 for the three months ended April 30, 2006. This increase is due increased coverage and expense for director and officer's liability. Wages and benefits increased from $196,478 for the three months ended April 30, 2005 to $374,722 for the current quarter ended April 30, 2006. This increase is due to hiring additional technical, development, support and administrative staff, along with general wages increases. Investor relations and marketing decreased to $6,400 for the three months ended April 30, 2006 from $97,627 for the three months ended April 30, 2005. This decrease is due to reduced investor relations consultants and related stock compensation. Other increases in expenses for the three months ended April 30, 2006 over the three months ended April 30, 2005, were largely due to foreign exchange rate changes (see Foreign Currency Impact) in bank charges and interest and do not reflect increased expenditures.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at April 30, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and sources of capital

Working capital deficiency was $437,608 at April 30, 2006.

During the nine-month period ended April 30, 2006 Most Home's operations used $1,747,989 in cash. During this period the Company spent $34,903 on the purchase of equipment, $32,053 for additional acquisition costs of Executive Wireless, Inc., and $186,727 on development. Cash required by Most Home during the Nine months ended April 30, 2006 was generated through capital raising activities, generating approximately $2,108,403, net of issuance costs, through the private sale of stock and the exercise of stock options.

Remaining commitments on the Company's term loan are approximately $2,057 ($CDN 2,300) per month, or a total of approximately $14,401, including principal and interest, up to and including October 30, 2006.

Management anticipates that cash flow requirements for the twelve months ended April 30, 2007 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

Management anticipates cash flow needs for the twelve months ended April 30, 2007 are as follows:

Operating expenses	$ 593,585
Advertising and promotions	249,000
Capital purchases	244,200
Product development	520,000
Debt and liability reduction	587,000
$ 2,193,785

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Recent Accounting Pronouncements (continued)

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Most Home has suffered losses in the past

Most Home had net loss of $738,054 for the three months and $1,897,616 for the nine months ended April 30, 2006. Most Home incurred a net loss of $1,560,546 for the year ended July 31, 2005 and incurred a net loss of $148,718 for the year ended July 31, 2004. The Company's deficit as of April 30, 2006 is $5,845,897. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

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

As of June 14, 2006, Most Home has options, warrants and preferred stock outstanding, the exercise or conversion of which could result in the issuance of 12,016,471 additional shares of common stock. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended April 30, 2006:

On February 2, 2006, a holder converted 171,559 Series A Preferred Shares into 171,559 shares of common stock of the Company. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

As of April 30, 2006, the Company has accrued 34,495 restricted shares to be issued to Gilbeth Holdings Ltd., a consultant providing services to the Company, as partial compensation owing to the consultant for services provided. No commission will be paid in connection with the issuance of securities. No general solicitation or general advertising was conducted in connection with the issuance of securities. These securities when issued will be exempt from the registration requirements of the Securities Act under Section 4(2).

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
MOST HOME CORP.
Date: June 15, 2006	By: /s/ Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
Date: June 15, 2006	By: /s/ Michael Schutz Michael Schutz, Treasurer and Chief Financial Officer