Form 10KSB
period 2006-07-31
MOST HOME CORP
filed 2006-11-14
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2006

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

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❑

The Company's revenues during the year ended July 31, 2006 were $1,791,580.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company computed based upon the average bid and asked prices of the Company's common stock on November 3, 2006 was approximately $10,631,120.

As of November 3, 2006 the Company had 30,787,947 issued and outstanding shares of common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

ITEM 1. BUSINESS

Corporate History

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

On June 13, 2005, the Company acquired 100% of the outstanding common shares of Executive Wireless, Inc. ("EWI"). The results of EWI's operations have been included in the consolidated financial statements of the Company since that date. EWI is a provider of wireless and mobility products for real estate agents in the U.S. and Canada.

The aggregate purchase price was $179,000, including 300,000 shares of common stock valued at $112,800, or $0.367 per share. The value of the 300,000 common shares issued was determined based on the market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the allocation of the purchase price to the net assets acquired:
As at June 13, 2005	$
Current assets	190,000
Property, plant, and equipment	13,000
Intangible assets	393,000
Goodwill	174,000
Total assets acquired	770,000
Total liabilities assumed	(591,000)
Net assets acquired	179,000

Of the $393,000 in acquired intangible assets, $189,000 was assigned to customers that have a weighted-average useful life of approximately three years and $204,000 was assigned to technology that has a weighted-average useful life of approximately four years.

On June 8, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire all the shares of a privately held, US-based call center operation ('the target') in a cash and share transaction valued at $30,000,000. On October 24, 2006, the Company announced an amended non-binding letter of intent to acquire the all the shares of the Target. The target call center operation is a profitable, rapidly growing organization that provides advanced contact center services to Fortune 500 companies across North America. The target has been in business for ten years and has multiple on-shore operations centers. The target seeks to provide industry leading performance and is recognized by its clients as a trusted and dependable business partner. Key executive staff of the target will be retained under contract for a minimum of three years in this proposed purchase.

The consideration for the acquisition of the Target consists of $30,000,000 (the 'Purchase Price'), payable as follows: (i) $10,000,000 in cash on Closing; (ii) $2,000,000 Promissory Note due 60 days after Closing; (iii) $10,000,000 in common shares of the Company issued and valued on Closing; and (iv) 8,000,000 shares of redeemable preferred shares (the 'Preferred Shares') of the Company. The number of Preferred Shares outstanding are redeemable at a rate of 20% every six months commencing 240 days after Closing. The redemption price will be the greater of $1.00 per share or 80% of the 20 day weighted average market price of the Company's shares.

In addition to the Purchase Price, the Target shareholders will be paid by the Target $3,000,000 from the first $3,000,000 received by the Target as payment of accounts receivables of the Target that exists as of the Closing Date.

The transaction is subject to the Company raising $12,000,000. The definitive agreement has not been executed. The Company is still performing its due diligence review.

On July 31, 2006, the Company merged and consolidated four of its existing Canadian subsidiaries into one operating company now called Most Home Real Estate Services Inc. Previously, Most Home Corp., the parent company, owned and operated four Canadian subsidiaries that included Most Referred Real Estate Agents Inc.; Most Home Technologies Corp.; Executive Wireless Inc.; and Most Home Real Estate Services Inc., which have all been consolidated to form Most Home Real Estate Services Inc.

On October 27, 2006 Most Home and Fidelity Assets, LLC, announced a strategic alliance that will enable the two companies to deliver the industry's first end-to-end, Internet-driven, lead generation capture, response and management solution. Fidelity Assets will generate exclusive leads from active home buyers and sellers searching for real estate in our clients' markets, while retaining and supporting the clients' brands. Most Home will then engage their lead response and management solution to rapidly convert these leads into viable business opportunities for our broker and agent clients.

On November 2, 3006 Most Home entered into a master services agreement with Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. for the provisioning of lead management services. Under the terms of the agreement, Most Home will make available its lead response, qualification and management services to Wells Fargo's mortgage affiliates. Most Home will be paid on a per lead basis for the services. Well's Fargo has additionally paid a nominal upfront fee to the Corporation. A copy of the Agreement is attached to this annual report as Exhibit 99.2.

Overview

Most Home Corp. provides high touch customer service and technology solutions to the real estate industry to help companies increase their lead conversion rate, build their online brand and increase their core service revenues. Our integrated suite of Customer Relationship Management (CRM) solutions provides lead generation, lead verification, call center management software, marketing automation tools, and a wireless lead management platform for over 70 real estate brokerages, Multiple Listing Service (MLS Providers) and mortgage lenders representing over 350,000 real estate professionals.

In addition to the CRM platform, a key competitive differentiator is our ability to provide full service lead response, qualification, and cultivation services to our clients through our licensed contact center located near Vancouver, British Columbia. Staffed and managed by licensed REALTORS(R), Most Home's contact center handles over 1.2 million web inquiries per year on behalf of our brokerage clients. Each inquiry is followed-up and professionally qualified by our customer service team before being distributed to sales people in the field.

Most Home, pioneered its CRM platform over the past 8 years, while successfully developing MostReferred.com, a licensed real estate company engaged in the business of generating, qualifying and managing real estate leads for a network of 5,000 real estate agents in 2,000 markets across the United States and Canada.

In 2005, the company launched ClientBuilder, an enterprise lead management solution into the US market and within 12 months, the company signed multi-year agreements with Windermere Real Estate Services (8000 agents, 150 offices), RE/MAX Western Canada (7000 agents, 170 offices), RE/MAX Ontario Atlantic (7500 agents, 309 offices), The Herman Group (1100 agents, 40 offices), and Prudential WCI (2000 agents, 35 offices).

Following the successful launch of ClientBuilder, Most Home acquired Executive Wireless, a leading provider of Wireless MLS information. The acquisition provided the Company with industry partnerships and a wireless platform for distributing lead information to real estate agents in the field.

Products and Services

Most Home provides CRM platforms to top North American real estate companies. The company offers solutions for real estate brokerages and their sales associates.

eTeam Customer Service Group

eTeam Lead Management Services provides outsourced lead response and management for Real Estate companies. In a recent survey, over 56% of consumers stated they chose to work with the first REALTOR that responded to their inquiry. With the high demand of consumers for instant response, Most Home's eTeam supports a company's online marketing effort to provide an unprecedented level of customer service.

ClientBuilder Lead Management Platform

The ClientBuilder lead management platform provides Real Estate Brokerages and their sales associates with a lead management platform that can be fully integrated with their existing web sites and Most Home's eTeam lead management services.

ClientBuilder Lead Manager enables companies and their sales associate to:

  Track and respond to every inquiry from their online advertising

  Measure ROI across lead sources
  Measure office and sales associate productivity
  Manage online e-mail campaigns to prospects
  Create and manage homes by e-mail functionality
  Manage leads and inquiries from wireless devices
  Dynamically create and manage lead forms from any source

  MostReferred.com

  The Most Referred Network provides a complete web marketing solution for franchises and individual offices. Integrated office and associate web sites, IDX (Internet Data Exchange), listings management, lead generation, capture, and qualification are all bundled into a hosted solution.

  Membership includes lead generation websites and web-based lead Management Centers. Membership fees are based upon an annual, recurring license fees. In addition, we offer lead qualification services for our Members via our eTeam client response teams. We collect a fee based on a percentage of the agent's commission on successful transactions.

  Wireless Realty MLS Platform

  Most Home provides a wireless MLS platform for Realtors through MLS Service Provider partners. This technology, acquired from Executive Wireless in 2005 enables the real time distribution of MLS data to professional Realtors in over 20 markets. At the core of this product is a listings aggregation service which is used across the Most Home product lines to provide homes by e-mail, listing alerts, consumer search, and lead matching with properties.

  Sales and Marketing

  Most Home products and services are primarily sold through our direct sales organization with the exception of our Wireless Realty platform which is distributed through our MLS technology partners.

  Our marketing department coordinates product and service direction, manages generation of client leads, and industry analyst relations. To expand our client base, we will continue to increase marketing initiatives such as our Lead Management Bootcamp, where existing clients can host forums and exchange ideas about best practices.

  CLIENTS

  As of July 31, 2006 Most Home serves more than 35 real estate companies ranging from regional boutique firms to national brands. Approximately 65% of our revenue is derived from lead management services.

  Wireless Realty licenses grew from 7 markets to over 20 in 2006. The Wireless Realty platform is now available through site license agreements to over 300,000 real estate professionals throughout the US and Canada.

  Most Home's ClientBuilder Lead Management Platform is private labeled for industry leaders such as RE/MAX Ontario-Atlantic, RE/MAX Western Canada, and Wells Fargo Home Mortgage.

  No single client accounted for more than 10% of our revenue in the year ended July 31, 2006.

  Product Development and Technology

  Most Home's product development efforts are focused on improving and enhancing our existing solutions and service offerings. Most Home's development process incorporates our long term strategic view of the market and incorporates feedback directly from our clients and their customers.

  Most Home is currently developing products and solutions to broaden our offerings in the real estate and lending vertical markets. Development teams focused on Wireless, Lead Management and MLS data aggregation and display. The Company's clients all run on a shared platform and our development efforts are focused on current and future releases of our products. Research and development efforts significantly increased during fiscal 2006.

  COMPETITION

  The market for online advertising, lead generation, CRM, and marketing automation in the real estate vertical is highly competitive and fragmented. Most Home competes primarily against in-house call centers, but it is expected that the intensity of the competition will increase as online advertisers and lead generation companies continue to look to add value to their offerings.

  From the online advertising and lead generation segment we expect companies such as Move.com, Interactive Corporation, Classified Ventures, Dominion Publishing and HouseValues.com to continue to look at expanding their CRM and marketing automation capabilities.

  As the housing market continues to slow in the US and Canada, it is expected that real estate companies with in-house contact centers will look to outsourcing as a cost saving alternative to managing their own response centers.

  Employees. As of November 3, 2006 the Company employed 45 people, including 4 contractors on a full-time basis; 4 of these employees are licensed REALTORS(R) or have real estate experience and 6 employees are on currently enrolled in a REALTOR(R) licensing course.

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

  Most Home has suffered losses in the past

  Most Home incurred a net loss of $2,948,087 for the year ended July 31, 2006, incurred a net loss of $1,560,546 for the year ended July 31, 2005, and incurred a net loss of $148,718 for the year ended July 31, 2004. From the date of its formation through July 31, 2006, Most Home incurred net losses of $6,896,368. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

  Foreign Currency Impact

  The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1551 for the year ended July 31, 2006 compared to 1.2414 for the year ended July 31, 2005. This represents an increase of approximately 7.5%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the year ended July 31, 2006. The Company does not currently engage in foreign currency hedging activities.

  Most Home is dependant on additional financing to expand its operations. If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

  Most Home needs additional capital to advance its business and marketing plans. Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others. Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock. The Report of Independent Registered Public Accounting Firm with respect to Most Home's financial statements for the fiscal year ended July 31, 2006 includes an additional explanatory paragraph that states there exists substantial doubt about Most Home's ability to continue as a going concern. These consolidated financial statements do not include any adjustment as a result of this uncertainty.

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

  Most Home may not be able to protect its intellectual property

  Most Home considers its wireless technology and systems developed by Most Home and its partners proprietary in nature. The technology and systems allow users to connect to real estate listing data remotely using mobility devices.

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

  The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

  Most Home has options, warrants and preferred stock outstanding as of November 3, 2006, the exercise or conversion of which could result in the issuance 10,621,708 additional shares of common stock representing 25.7% of the issued and outstanding shares. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

  Changes in the accounting treatment of stock options will adversely affect our results of operations

  Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. This change in accounting treatment beginning February 1, 2006 will materially and adversely affect our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. We do not expect this accounting change to materially affect our liquidity because equity-based compensation in a non-cash expense.

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

  None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  As of November 3, 2006, there were approximately 108 owners of record of the Company's common stock. The Company's common stock is traded on the NASD's OTC Bulletin Board under the symbol "MHME". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:
Quarter Ending	High	Low
10/31/04 01/31/05 04/30/05 07/31/05 10/31/05 01/31/06 04/30/06 07/31/06	0.39 1.26 1.03 0.59 0.80 0.62 0.70 0.90	0.17 0.38 0.35 0.22 0.24 0.25 0.25 0.51

  The average bid to ask price of the Company's stock on November 3, 2006 was $0.81.

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

  Securities authorized for issuance under equity compensation plans

  As of July 31, 2006, the following shares were authorized under equity compensation plans:

  Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)(2)	5,493,720	$0.44	620,280
Equity compensation plans not previously approved by security holders	5,567,988	$0.42	Not applicable

  (1) Number of securities for each plan is as follows:
Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Exercised Under the Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	1,905,000	1,495,000	-
Non-Qualified Stock Option Plan	4,500,000	3,488,720	391,000	620,280

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

  Recent Sales of Unregistered Securities

  The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended July 31, 2006, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

  On May 18, 2006, the Company issued 200,000 common share purchase warrants to an investor relations consultant as partial compensation for services to be provided. The exercise price ranges from $0.91 to $1.46 per share. On August 8, 2006, 50,000 shares will vest if the warrants are exercised; an additional 50,000 shares will vest on each of November 6, 2006, February 4, 2007 and May 10, 2007. The warrants will expire 24 months from the date a Registration Statement registering the shares under the warrants is deemed effective. No commission was paid in connection with the issuance of securities. No general solicitation or general advertising was conducted in connection with the issuance of securities. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities. The securities were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Act.

  On October 3, 2006, we issued a total of 670,000 shares of common stock and 335,000 share purchase warrants to three accredited investors for total proceeds of $335,000. Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.75 per share for a period of three years from closing.

  We paid cash commission of $12,500 in connection with the private placement to one investor, to a person that is not a broker-dealer or agent. The units were sold to the accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended. All securities issued were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares. Two of the investors have advanced their subscription proceeds to us in July and August, 2006, and as per our agreement with the investors we paid these two investors 10% interest, for a total of $6,554.79, for loaning us the money until the securities are issued. See item 12 for more details.

  Unregistered securities issued earlier during the fiscal year ended July 31, 2006 have previously been included in the Company's Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, if applicable.

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

  The statement of operations for the Company for the years ended July 31, 2006 and 2005 follows.

	Year Ended July 31, 2006	Year Ended July 31, 2005
Revenue:	$ 1,791,580	$ 1,743,335
Cost of sales	1,136,994	937,357
Gross margin	654,586	805,978
Amortization Impairment of intangible assets Research and development Selling, general and administrative	269,744 214,252 678,239 2,456,673	225,816 -- 200,028 1,940,680
Total operating expenses	3,618,908	2,366,524
Income tax recovery	16,235	--
Net loss Net loss per share, basic and diluted	(2,948,087) (0.12)	(1,540,546) (0.07)

  Summarized balance sheet information as of July 31, 2006 and 2005 is as follows:

	July 31, 2006	July 31, 2005
Current Assets Total Assets Current liabilities Total liabilities Working Capital Deficit Stockholders' Equity	357,179 1,512,940 1,255,802 1,255,802 (898,623) 257,138	332,980 1,662,496 1,219,729 1,219,729 (886,749) 442,767

  Year ended July 31, 2006 as compared to year ended July 31, 2005

  Revenues for the year ended July 31, 2006 were $1,791,580 compared to $1,743,335 for the previous year ended July 31, 2005. The following table shows revenue comparisons to prior fiscal year:

	Year ended July 31, 2006	% of Sales	Year ended July 31, 2005	% of Sales
Revenues:
Referrals	770,071	43.0%	$ 1,063,053	61.0%
Membership & ClientBuilder	783,882	37.5%	652,856	37.4%
Wireless and mobility	229,738	12.8%	8,574	0.5%
Other	7,889	0.4%	18,852	1.1%
	1,791,580	100%	1,743,335	100.0%

  Referral revenue decreased $292,982 from the fiscal year ended July 31, 2005. The decrease in referral revenues for the year ended July 31, 2006 was the result of decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission. The loss of the lead traffic for the company was the leading contributor to the Company's decline in referral revenues in fiscal 2006.

  The Company has taken steps to generate leads through third-parties, and sell them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty. In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

  Membership & Clientbuilder revenues increased $131,026 from July 31, 2005, representing an increase of 20.7%. This increase is due to the completion of the Company's upgrade and redevelopment of its website products and additional features along with increased marketing efforts, in a highly competitive market, increasing sales to REALTORS(R) and real estate agents. The Company changed its focus during fiscal 2005 and started marketing its ClientBuilder products directly to real estate brokers. Management believes this is the most cost-effective method to sell its products to REALTORS(R). Agreements with seven major brokerage accounts were signed in the last quarter of fiscal 2005 and 2006, which resulted in an increase in ClientBuilder revenues from direct broker sales, starting in fiscal 2006. Most recently, the Company signed a Master Services Agreement with Wells Fargo Home Mortgage. The Company will provide its lead management services and be paid on a per lead basis. This will help establish and allow Most Home to forecast greater recurring cash flows. The implementation period for direct broker implementation is a longer cycle of approximately two to three months but the conversion rate of sales to broker agents is much higher than selling directly to individual agents, which approximate 85% compared to 10% respectively. Management has allocated additional capital to integrate wireless products with ClientBuilder and increase marketing efforts towards expanding ClientBuilder in fiscal 2007.

  Wireless and mobility revenue increased to $221,164 for the year ended July 31, 2006, compared to $8,574 for the year ended July 31, 2005. This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services including bundling services with the Clientbuilder product. Most Home believes that wireless technology that provides faster response time to the end consumer will generate higher revenues for fiscal 2007.

  The following table shows revenues and margins for the fiscal year ended July 31, 2006, with comparative figures for the prior year:

	Year ended July 31, 2006	% of Sales	Year ended July 31, 2005	% of Sales
Revenues:	1,791,580	100.0%	1,743,335	100.0%
Gross Margin:	654,586	36.5%	805,978	46.2%

  Gross margin for the year ended July 31, 2006 was $654,586 compared to $805,978 for the comparable year ended July 31, 2005. The decrease in gross margin as a percentage of revenue for the year ended July 31, 2006 is due to increased support hours and time required to meet contract service requirements. Impacts of foreign exchange rates added to the decrease as well. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 43.75% for the year ended July 31, 2006 compared to 20.07% for the year ended July 31, 2005. Wireless sales increased to 12.82% for the year ended July31, 2006 compared 0.49% for the year ended July 31, 2005. As a percentage of total revenue, referral fees decreased to 42.98% for the year ended July 31, 2006 from 60.9% for the year ended July 31, 2005. Gross margin on sales decreased in the year ended July 31, 2006 due to decreased referral revenue while costs remained fixed. As membership, ClientBuilder and wireless sales continue to increase as a percentage of gross revenues and referrals decrease; gross margin will increase in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

  The following table shows operating expenses as a percentage of sales for the fiscal year ended July 31, 2006, with comparative figures for the prior year

	Year ended July 31, 2006	% of Sales	Year ended July 31, 2005	% of Sales

Amortization	269,744	15.1%	225,816	12.9%
Impairment loss on intangible assets	214,252	12.0%	--	0.0%
Research and development	678,239	37.9%	200,028	11.5%
Selling, general and administrative	2,456,673	137.3%	1,970,680	111.3%
Total operating expenses	3,618,908	202.0%	2,366,524	135.7%

  Amortization expense increased $43,928 from the fiscal year ended July 31, 2005. $104,500 was due to the amortization of intangible assets acquired from the EWI acquisition. Certain intangible technology is being amortized straight-line over four years and intangibles related to customer contracts are being amortized straight line over 3 years.

  The impairment loss on intangible assets relates to certain wireless and other software projects. The full amount was capitalized during Q2 and Q3 of fiscal 2006. Per SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Lease, or Otherwise Marketed", management could not support that technological feasibility had been obtained and subsequently wrote down the capitalized projects to nil.

  Research and development costs increased $478,211 from prior year. During fiscal 2006, the company significantly invested costs to build out its wireless and broker solutions. This has allowed Most Home to sign contracts with seven major brokerages and most recently Wells Fargo. The Company is shifting its focus from agent-based to broker-based solutions. Management anticipates this will reduce our costs going forward as we implement these contracts using a uniform platform.

  Selling, general and administrative costs increased 27% ($515,993) from the year ended July 31, 2005. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. This added an additional $159,418 to the Company's net loss for the year ended July 31, 2006. Travel costs increased this year by approximately $87,000. This was due to an increased number of trade shows attended to promote the Company's products and services to Brokers and Agents. The trade shows have helped secure business the Company would have not otherwise obtained. An increase in the value of the Canadian dollar also increased the Company net loss. The Company derives the majority of its expenses in Canadian dollars.

  Working capital deficiency at July 31, 2006 was $898,623 compared to $886,749 at July 31, 2005. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2006.

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

  If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at July 31, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

  Liquidity and Sources of Capital

  During the year ended July 31, 2006 Most Home's operations used $2,246,533 in cash and the Company spent approximately $288,300 on software development and the purchase of property and equipment. Cash required by Most Home during the year was generated primarily through the exercise of stock options and bank debt. Additional capital will be needed to continue to expand the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities, from the exercise of outstanding stock options and warrants or from the repayment of amounts due from related parties.

  Management anticipates that cash flow requirements for the twelve months ended July 31, 2007 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

  Management anticipates cash flow needs for the twelve months ended July 31, 2007 are as follows:

General and Administrative	$ 300,000
Capital purchases	250,000
Product development	200,000
Debt and liability reduction	500,000
1,250,000

  Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's future reported financial position or results of operations

  ITEM 7. FINANCIAL STATEMENTS

  See the financial statements attached at the end of this report.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

  None.

  Item 8A. Controls and Procedures

  As of the end of the fiscal year ended July 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the weaknesses described below.

  We were advised by Manning Elliott LLP, our independent auditors, that during their performance of audit procedures related to our financial statements for the fiscal period ended July 31, 2006 they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The weaknesses are described below:

  Inadequate financial statement preparation and review procedures. We had deficiencies in our procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient review and supervision within the accounting and finance departments to ensure underlying accurate data were properly summarized and posted to the general ledger. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  We have begun to identify a list of key policies and procedures needed to improve our financial statement preparation and review process.

  We plan to have significant transactions reviewed and approved by a supervisor before recording in the accounting records and financial statements.

  We have implemented a uniform chart of accounts for all subsidiaries so that consolidation and review of accounting records are easier and more accurate.

  We will enhance our internal procedures for journal entry recording and approvals on a timely basis and for efficient and accurate consolidation and reporting.

  We will add to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter.

  Inadequate controls over equity transactions. We had deficiencies in our review and supervision controls of certain equity-related transactions to ensure that equity transactions are properly valued and recorded on a timely basis. As a result, adjustments in the equity accounts and financial statements could occur. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  We plan to have significant transactions reviewed and approved by senior management before recording in the accounting records and financial statements

  Inadequate entity level controls. We had deficient entity level controls. These weaknesses include:

  (i)         weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

  If we were not, or are not in future periods, successful in identifying these control weaknesses, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  To address the deficiencies in accounting and finance resources and deficient segregation of duties, we will implement an increased level of internal reviews and approvals. These procedures include review and approval by senior management of significant transactions with financial reporting risk.

  Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

  We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

  The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certification.

  ITEM 8B. OTHER INFORMATION

  None

  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

  The Company's officers and directors are as follows:

Name	Age	Present position with the Company
Kenneth Galpin	46	CEO, President and a Director
Ken Landis (1)(2)	47	Director
George Shahnazarian (1)(2)	48	Secretary and a Director
David Smalley (2)	45	Director
David Woodcock (1)(2)	73	Director and Chairman of the Board
Michael Schutz	32	Chief Financial Officer and Treasurer
Jim Secord	38	V.P Business Development

  (1) Member of Audit Committee.

  (2) Member of Compensation Committee.

  Kenneth Galpin has been the Company's CEO, President and a director since September 2000, and is the sole director and CEO of Most Referred Real Estate Agents Inc. Prior to his association with the Company Mr. Galpin was President of Beacom Online Systems Inc. from February 1998 to present. Mr. Galpin was also V.P. of MacDonald Capital from March 1995 to December 1996.

  Ken Landis has been a director of Most Home Corp. since December 2000. For the past five years Mr. Landis has been the owner of Landmark Truss and Lumber Inc., an integrated manufacturer for the wood and building industry, supplying trusses to the building industry in Canada, the Western United States and the Pacific Rim.

  George Shahnazarian has been the Company's Corporate Secretary since September 2000 and has been a director of Most Home since May 2005. Prior to his association with the Company, Mr. Shahnazarian was CFO and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to 2004. In May of 2004, M.G.A. Connectors was sold to Simpson Strongtie in the U.S. and Mr. Shahnazarian was retained as a Controller of its Canadian operations.

  David Smalley has been a director of Most Home since May 2005. Mr. Smalley is a partner at Fraser and Company LLP where he practices corporate and securities law in Vancouver, B.C. Mr. Smalley was called to the Law Society of British Columbia in 1989. He received a Bachelor of Law degree from the University of British Columbia in 1988. He is a director of Extreme CCTV Inc., a TSX listed company.

  David Woodcock has been a director and chairman of the board of Most Home Corp. since December 2000. Since 1990 Mr. Woodcock has been the Managing Director of Harrell, Woodcock and Linkletter, an international consulting firm that assists corporations in the development and implementation of marketing plans.

  Officers

  Certain information concerning the past and present principal occupations of the Company's officers who are not nominees follows:

  Michael Schutz has been Chief Financial Officer of the Company since April, 2006. He is a Chartered Accountant in good standing with the Institute of Chartered Accountants of British Columbia. From November 2004 to March 2006, Mr. Schutz was Regional Controller, Western Canada, with Waste Services (CA) Inc. From December 2003 to November 2004, Mr. Schutz was Controller, BC Southern Interior, with Waste Management of Canada Corporation, and from September 2000 to December 2003, Mr. Schutz was working as a Chartered Accountant with KPMG LLP of Vancouver, British Columbia.

  Jim Secord has been V.P. Business Development of the Company since January 2006. He is also president of our wholly-owned subsidiary, Most Home Technologies Corp., since May 2005, which merged into Most Home Real Estate Services Inc. in July 2006. Previously, Mr. Secord worked on a consulting basis with the Company since October, 2003. Prior to joining Most Home, Mr. Secord was V.P. of Technology for First American MLS Solutions Inc. (formerly Interealty), creating award winning software applications for sales professionals.

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

  Kenneth Galpin was late in filing one reports concerning two transactions. Ken Landis was late in filing three reports concerning four transactions. George Shahnazarian was late in filing two reports concerning four transactions. David Smalley, William Spears and Jim Secord were each late in filing one report concerning one transaction. David Woodcock was late in filing two reports concerning two transactions. Michael Schutz was late in filing two reports concerning one transaction. Scott Munro was late in filing two reports concerning two transactions.

  We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending July 31, 2004, July 31, 2005 and July 31, 2006. For the year ended July 31, 2006, the salary and bonus of Jim Secord, the President of our subsidiary, Most Home Technologies, exceeded $100,000. The following table provides a summary of compensation earned by our CEO for the fiscal years ended July 31, 2006, 2005 and 2004, and by Mr. Secord for the fiscal year ended July 31, 2006.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Other Annual Compen- sation (3)	Restricted Stock Awards (4)	Options Granted (5)
Kenneth Galpin, CEO and President	2006 2005 2004	$117,000 $75,000 $64,000	$26,000 $0 $0	$0 $0 $0	$0 $0 $0	160,264 300,000 375,000
Jim Secord President of Most Home Technologies	2006	$117,000	$0	$0	$0	75,000

  (1) The dollar value of base salary (cash and non-cash) received.

  (2) The dollar value of bonus (cash and non-cash) received.

  (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

  (4) During the years ending July 31, 2006, July 31, 2005 and July 31, 2004, the value of the shares of the Company's common stock issued as compensation for services.

  (5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

  The following shows the amounts the Company expects to pay its officers during the year ending July 31, 2007 and the time the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.
Name	Proposed Compensation	Time to be Devoted To Company's Business
Kenneth Galpin Jim Secord Michael Schutz	$9,730 per month $9,730 per month $7,369 per month	100% 100% 100%

  Options Granted During Fiscal Year Ending July 31, 2006

  The following table sets forth information concerning the options granted, during the twelve months ended July 31, 2006, to the Company's officers and directors.

Name	Date of Grant	Options Granted (#)	% of Total Options Granted to Employees Officers & Directors In Fiscal Year	Exercise Price Per Share	Expiration Date
Ken Galpin	4/10/06 4/10/06	100,000 60,264	6.6% 4.0%	$0.56 $0.56	4/10/09 4/10/10
Ken Landis	8/16/05 4/10/06	100,000 75,000	6.6% 4.9%	$0.35 $0.56	8/16/09 4/10/10
George Shahnazarian	8/16/05 4/10/06	100,000 75,000	6.6% 4.9%	$0.35 $0.566	8/16/09 4/10/10
Jim Secord	4/10/06	75,000	4.9%	$0.56	4/10/09
Michael Schutz	4/10/06	10,000	0.6%	$0.56	4/10/09
David Woodcock	8/16/05 4/10/06	100,000 75,000	6.6% 4.9%	$0.35 $0.56	8/16/09 4/10/10
David Smalley	8/16/05 4/10/06	100,000 100,000	6.6% 6.6%	$0.35 $0.56	8/16/09 4/10/10

  Option Exercises and Option Values

  The following table provides information on option exercises during the 12-months ended July 31, 2006, by the Company's officers and directors, and the value of such officers and directors' unexercised options at July 31, 2006.

Name	Shares Acquired on Exercise (1)	Value Realized (2)	Number of Securities Underlying Unexercised Options at July 31, 2006 Exercisable/ Unexercisable (3)	Value of Unexercised In-the-Money Options at July 31, 2006 Exercisable/Unexercisable (4)
Kenneth Galpin	300,000	$180,000	735,264 / 100,000	$203,142 / $16,000
Jim Secord	-	-	- / 75,000	$0 / $12,000
Michael Schutz	-	-	- / 10,000	$0 / $1,600
David Smalley	1,000	$50	99,000 / 100,000	$36,630 / $16,000
George Shahnazarian	300,000	$123,000	841,000 / 75,000	$241,133 / $12,000
David Woodcock	30,000	$27,300	400,000 / 75,000	$73,000 / $12,000
Ken Landis	300,000	$150,000	775,000 / 75,000	$230,500 / $12,000

  (1)   The number of shares received upon exercise of any options.

  (2)   With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

  (3)   The total number of unexercised options held as of July 31, 2006, separated between those options that were exercisable and those options that were not exercisable.

  (4)   Value is based on the closing price of the Company stock on July 31, 2006.

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

  Other Arrangements. Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended July 31, 2006. The same level of compensation is projected for fiscal 2006.

  Employment Contracts

  We have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.

  Stock Option and Bonus Plans

  Incentive Stock Option Plan.

  The Incentive Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan. As of October 24, 2006, stock options for 1,755,000 shares were vested, 1,745,000 were exercised and 0 (nil) shares were available for future grants under the plans.

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

  2. In the event of an option holder's death while in the employ of the Company, his legatees or `distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

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

  Non-Qualified Stock Option Plan

  The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Company's Board of Directors. As at October 24, 2006, stock options for 2,332,000 shares were vested, 391,000 were exercised and 620,280 shares were available for future grants under the plans.

  2000 and 2004 Stock Bonus Plans

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

  Summary. The following sets forth certain information as of November 3, 2006 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued Under Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	1,755,000	1,745,000	Nil
Non-Qualified Stock Option Plan	4,500,000	3,488,720	391,000	620,280
2000 Stock Bonus Plan	500,000	N/A	498,056	1,944
2004 Stock Bonus Plan	2,000,000	N/A	560,000	1,440,000

  The following table lists all options and warrants granted by the Company as of November 3, 2006, including those that were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option Plans.

Name	Shares Issuable Upon Exercise of Options or Warrants	Option or Warrant Exercise Price	Expiration Date of Option or Warrant
Kenneth Galpin	375,000 300,000 100,000 60,264	$0.30 $0.60 $0.56 $0.56	11/05/06 11/16/07 04/10/09 04/10/10
George Shahnazarian	300,000 100,000 375,000 66,456 75,000	$0.60 $0.35 $0.30 $0.56 $0.56	11/16/07 08/16/09 11/05/06 04/10/10 04/10/10
David Smalley	75,000 99,000 100,000	$0.324 $0.35 $0.56	01/28/07 08/16/09 04/10/10

Name	Shares Issuable Upon Exercise of Options or Warrants	Option or Warrant Exercise Price	Expiration Date of Option or Warrant
Ken Landis	300,000 100,000 375,000 75,000	$0.60 $0.35 $0.30 $0.56	11/16/07 08/16/09 11/05/06 04/10/10
David Woodcock	300,000 100,000 75,000	$0.60 $0.35 $0.56	11/16/07 08/16/09 04/10/10
Michael Schutz	10,000 35,000	$0.56 $0.75	04/10/09 10/03/09
Jim Secord	75,000	$0.56	04/10/09
Company employees, former employees and consultants	625,000 138,000 250,000 430,000 200,000	$0.20 $0.30 $0.60 $0.56 $0.91 to $1.46	08/28/07 11/05/06 11/16/07 04/10/09 05/09/09
Other option and warrant holders	5,507,988	$0.20 to $0.75	01/31/07 to 10/03/09
10,621,708

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of November 3, 2006 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Most Home Corp., Unit 1 - 114491 Kingston Street, Maple Ridge, British Columbia, Canada V2X 0Y6.

Name and Address	Shares Owned(1)	Percentage

Kenneth Galpin Maple Ridge, BC	4,137,537(2)	12.5%
Ken Landis Maple Ridge, BC	4,957,473 (2)(3)	14.9%
George Shahnazarian Maple Ridge, BC	4,736,595 (2)	14.2%
David Smalley Vancouver, BC	175,000 (1)	0.6%
David Woodcock Jacksonville, FL	407,500	1.3%
Michael Schutz Maple Ridge, BC	105,000	0.3%
Jim Secord Maple Ridge, BC	29,050	0.1%
612559 B.C. Ltd. Maple Ridge, BC	3,112,273(2)	9.6%
Andrew Hoff Milwaukee, WI	10,035,714	29.4%
William G. Spears New York, NY	4,975,000 (4)	16.1%
Khachik Toomian Sherman Oaks, CA	4,010,167	13.0%
William Coughlin Mission, BC	1,414,183 (2)	4.4%

Name and Address	Shares Owned(1)	Percentage
Carole Coughlin Mission, BC	776,665 (2)	2.5%
Cede & Co New York, NY	10,569,814	34.3%
All officers and directors as group (7 persons)	8,323,609	23.5%

  Footnote (1)      Includes shares issuable to the following persons upon the exercise of options or warrants or upon the exchange of the Company's Series A Preferred stock:

Name	Shares Issuable Upon Exercise of Options or Warrants	Option or Warrant Exercise Price	Expiration Date of Option or Warrant	Shares Issuable Upon Exchange of Series A Preferred Stock
Kenneth Galpin	375,000 300,000 60,264	$0.30 $0.60 $0.56	11/05/06 11/16/07 04/10/10	-
Ken Landis	300,000 100,000 375,000	$0.60 $0.35 $0.30	11/16/07 08/16/09 11/05/06	-
George Shahnazarian	300,000 100,000 375,000 66,456	$0.60 $0.35 $0.30 $0.56	11/16/07 08/16/09 11/05/06 04/10/10	-
David Smalley	75,000 99,000	$0.324 $0.35	01/28/07 08/16/09	-
David Woodcock	300,000 100,000	$0.60 $0.35	11/16/07 08/16/09	-
Michael Schutz	35,000	$0.75	10/03/09	-
Jim Secord	0	n/a	n/a	-
Andrew Hoff	3,345,237	$0.33 to $0.55	10/20/08 to 10/03/09	-
William Spears	100,000	$0.35	08/16/09	-
William Coughlin	-	-	-	1,164,183
Carole Coughlin	-	-	-	535,817

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

  The share ownership in the table for 612559 B.C. Ltd.:

  -   includes 1,412,273 common shares owned directly; and

  -   assumes 1,700,000 Series A preferred shares of Most Home Corp. and one of Most Home's subsidiaries which may be acquired from William and Carole Coughlin are exchanged for 1,700,000 shares of Most Home's common stock; and

  -   includes 417,118 common shares, which 612559 B.C. Ltd. acquired voting rights to on July 31, 2002.

  The shareholders of 612559 B.C. Ltd. are as follows:

Name	% Ownership
Kenneth Galpin	20.1% *

Name	% Ownership
George Shahnazarian	2.0%
George Shahnazarian	20.1% *
David Woodcock	3.35% *
KJS Ventures Ltd.	25.0% (3)
Non-affiliates of Most Home	29.45%
100%

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

  Footnote (3)      Includes 604,000 shares registered in the name of KJS Ventures Ltd., and 50,000 shares registered in the name of Mid-Valley Truss, Inc.  Mr. Landis controls KJS Ventures Ltd. and Mid-Valley Truss, Inc. and is therefore considered to be the beneficial owner of the shares.

  Footnote (4)      Includes 562,500 shares registered in the name of William G. Spears Profit Sharing Plan.  Mr. Spears controls the William G. Spears Profit Sharing Plan and is therefore considered to be the beneficial owner of the shares.

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

  During 2001 and 2002, 1,628,441 Series A Preferred shares were converted into shares of the Company's common stock. In January 2005 and 2006, 1,000,000 and 171,559 Series A Preferred shares were converted into the Company's common stock, respectively.

  The following table shows the shares of the Company's common stock which Mr. and Mrs. Coughlin are entitled to receive upon conversion of the balance of the Series A Preferred shares, as of July 31, 2006.

	Series A Preferred Shares	Preferred Shares of Subsidiary	Shares of Company's Common Stock Issuable Upon Exchange
William Coughlin	1,164,183	1,164,183	1,164,183
Carole Coughlin	535,817	535,817	535,817
	1,700,000	1,700,000	1,700,000

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

  During the fiscal year ended July 31, 2006, the Company reimbursed Fraser and Company LLP for the provision of legal services, of which our director David Smalley is a partner.

  On August 22, 2005, director George Shahnazarian exercised his stock options, paid $60,000 and acquired 300,000 shares at $0.20 per share from the Company. In October 2005, the Company and Mr. Shahnazarian agreed to unwind the exercise of options, Mr. Shahnazarian agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Shahnazarian and reinstated the options to Mr. Shahnazarian. On November 16, 2005, Mr. Shahnazarian returned the stock to the Company for cancellation.

  On August 22, 2005, director David Woodcock exercised his stock options, paid $54,000 and acquired 270,000 shares at $0.20 per share from the Company. In October 2005, the Company and Mr. Woodcock agreed to unwind the exercise of options, Mr. Woodcock agreed to return the shares to the Company for cancellation and the Company agreed to return the money to Mr. Woodcock and reinstated the options to Mr. Woodcock. On November 4, 2005, Mr. Woodcock delivered the stock to the Company for cancellation.

  Between November 2005 and April 2006, the Company sold a total of 6,190,477 common shares at a price of $0.30 - $0.50 per share (and 3,095,238 share purchase warrants) to Andrew Hoff, an accredited investor and a owns over 10% of the Company's shares. From this issuance of securities, the Company received $1,264,286 from Mr. Hoff, and accordingly paid $63,214 as finders fee. On October 3, 2006, the Company sold another 500,000 shares (and 250,000 share purchase warrants) to Mr. Hoff, and received $250,000 and paid $12,500 as finders fee. The Company paid Mr. Hoff $6,027 as interest for advancing the subscription proceeds to the Company in July 2006, interest accrued at 10% per annum until the securities were issued.

  On August 1, 2006, director Ken Galpin exercised his stock options, paid $50,000 and acquired 250,000 shares at $0.20 per share from the Company. The options expire on August 1, 2006. There is uncertainty in the Option Plan concerning the exact expiry time of the options and the directors of the Company recognized the expiry time of the options to be 11:59 p.m. on August 1, 2006 and approved of Mr. Galpin's exercise of options.

  In October 2006, the Company sold 70,000 common shares at a price of $0.50 per share (and 35,000 share purchase warrants) to Michael Schutz, CFO of the Company. Mr. Schutz paid $35,000 for the securities. The Company paid Mr. Schutz $527 as interest for advancing the subscription proceeds to the Company in August 2006, interest accrued at 10% per annum until the securities were issued.

  Loans

  In October 2000, the Company loaned $81,633 to 612559 B.C. Ltd., a private company controlled by Kenneth Galpin, George Shahnazarian and Ken Landis as part of a subscription to purchase 544,218 common shares in the Company. 612559 B.C. Ltd. delivered a promissory note to the Company in exchange. The promissory note accrues interest at the rate of 7.5% per annum, is payable on demand and is not secured. As at October 24, 2006, the loan balance under the promissory note is $17,640.

  ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.3(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.4(1)	Bylaws
3.5(4)	Amended Bylaws dated February 15, 2002
3.6(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001
10.3(9)	2000 Stock Bonus Plan
10.4(8)	2004 Stock Bonus Plan
10.5(10)	Amendment No. 1 to 2004 Stock Bonus Plan
14.1(11)	Code of Ethics
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)
99.2

  Master Services Agreement with Wells Fargo Bank, N.A.
  (Portions have been omitted pursuant to a request for confidential treatment.  Addendums A and B have been omitted but will be provided to the Commission upon request.)

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

  (9)    Incorporated by reference to Registration Statement 333-100704 on Form S-8.

  (10)   Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended July 31, 2004.

  (11)  Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended October 31, 2004.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The fees billed to the Company for the fiscal years ending July 31, 2005 by KPMG LLP and its affiliates and July 31, 2006 by Manning Elliott were as follows:

Year ending July 31	2006	2005
Audit Fees	$16,987	$82,258
Audit Related Fees	$Nil	$5,322
Tax Fees	$Nil	$7,742

  Consolidated Financial Statements of

  MOST HOME CORP.

  (Expressed in U.S. dollars)

  Years Ended July 31, 2006 and 2005

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders
  Most Home Corp.

  We have audited the accompanying consolidated balance sheet of Most Home Corp. as of July 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Most Home Corp. as of July 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and has incurred recurring losses from operations. The Company will need additional equity/debt financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ "Manning Elliott LLP"

  CHARTERED ACCOUNTANTS

  Vancouver, Canada

  October 26, 2006

  INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Stockholders

  Most Home Corp.

  We have audited the accompanying consolidated balance sheet of Most Home Corp. as of July 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Most Home Corp. as of July 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ KPMG LLP

  Chartered Accountants

  Abbotsford, Canada

  October 14, 2005

  MOST HOME CORP.
     Consolidated Balance Sheets
  (Expressed in U.S. dollars except share information)

	July 31, 2006 $	July 31, 2005 $
Assets
Current Assets
Cash	48,310	-
Accounts receivable, net of allowance for doubtful accounts of $52,409 and $4,637, respectively	194,809	273,016
Prepaid expenses	86,698	59,964
Due from related party (Note 10(a))	27,362	-
Total Current Assets	357,179	332,980
Due from related party (Note 10(a))	-	23,930
Property and equipment (Note 4)	124,939	132,027
Intangible assets (Note 5)	275,930	454,587
Goodwill (Note 6)	754,892	718,972
Total Assets	1,512,940	1,662,496

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings (Note 7)	47,750	58,215
Accounts payable	359,538	588,605
Accrued liabilities (Note 8)	302,004	302,863
Loan payable (Note 9)	251,613	-
Due to related party (Note 10(b))	17,154	-
Deferred revenue	277,743	270,046
Total Current Liabilities	1,255,802	1,219,729

Going Concern (Note 1)
Commitments (Note 14)
Subsequent Events (Note 17)

Stockholders' Equity
Series A preferred stock, $0.001 par value; Issued and outstanding: 1,700,000 and 1,871,559, respectively	1,700	1,872
Common stock, $0.001 par value; Issued and outstanding: 29,867,947 and 21,721,416, respectively	29,868	21,721
Additional paid-in capital	7,135,179	4,374,408
Share subscriptions receivable (Note 10(a))	(43,469)	(43,469)
Accumulated deficit	(6,896,368)	(3,948,281)
Accumulated other comprehensive income	30,228	36,516
Total Stockholders' Equity	257,138	442,767
Total Liabilities and Stockholders' Equity	1,512,940	1,662,496

  See accompanying notes to the consolidated financial statements

  MOST HOME CORP.
     Consolidated Statements of Operations
  (Expressed in U.S. dollars except share information)

	Years Ended July 31,
	2006 $	2005 $
Net Revenues	1,791,580	1,743,335
Cost of Revenues	1,136,994	937,357
Gross Margin	654,586	805,978
Operating Expenses
Amortization	269,744	225,816
Impairment loss on intangible assets	214,252	-
Research and development	678,239	200,028
Selling, general and administrative	2,456,673	1,940,680
Total Operating Expenses	3,618,908	2,366,524
Net Operating Loss Before Income Taxes	(2,964,322)	(1,560,546)
Income tax recovery	16,235	-
Net Loss for the Year	(2,948,087)	(1,560,546)
Other Comprehensive Gain (Loss)
Foreign currency translation adjustments	(6,288)	78,172
Comprehensive Loss	(2,954,375)	(1,482,374)
Net Loss Per Common Share - Basic and Diluted	(0.12)	(0.07)
Weighted Average Common Shares Outstanding	25,419,000	21,582,500

  See accompanying notes to the consolidated financial statements

  MOST HOME CORP.
     Consolidated Statements of Stockholders' Equity
  (Expressed in U.S. dollars except share information)
  Years ended July 31, 2006 and 2005

	Series A Preferred Stock		Common Stock		Additional	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares #	Amount $	Shares #	Amount $	Paid-in Capital $	Receivable $	Deficit $	Income (Loss) $	Equity $
Balance, July 31, 2004	2,871,559	2,872	16,594,515	16,595	2,937,463	(43,469)	(2,387,735)	(41,656)	484,070
Common stock issued on August 6, 2004 for settlement of prior stock cancellation	-	-	75,000	75	19,425	-	-	-	19,500
Common stock issued from the 2004 Stock Bonus Plan on November 10, 2004 pursuant to consulting agreements	-	-	200,000	200	49,800	-	-	-	50,000
Common stock issued on November 10, 2004 pursuant to a consulting agreement	-	-	40,000	40	9,960	-	-	-	10,000
Common stock issued during the year for the exercise of stock options	-	-	186,000	186	38,814	-	-	-	39,000
Common stock issued during the year for the exercise of warrants	-	-	1,285,000	1,285	285,215	-	-	-	286,500
Common stock issued from the 2004 Stock Bonus Plan on December 28, 2004 pursuant to consulting agreements	-	-	200,000	200	49,800	-	-	-	50,000
Warrants issued pursuant to license agreement on December 31, 2004	-	-	-	-	10,643	-	-	-	10,643
Conversion of Series A preferred stock into common stock on January 25, 2005	(1,000,000)	(1,000)	1,000,000	1,000	-	-	-	-	-
Common stock issued for cash on January 31, 2005, net of issuance costs of $17,000	-	-	995,251	995	579,155	-	-	-	580,150
Common stock issued for cash on January 31, 2005	-	-	261,450	261	91,247	-	-	-	91,508
Common stock issued for cash on February 14, 2005	-	-	116,200	116	40,554	-	-	-	40,670
Common stock issued for cash on April 15, 2005	-	-	142,857	143	49,857	-	-	-	50,000
Common stock issued from the 2004 Stock Bonus Plan on May 18, 2005 pursuant to consulting agreements	-	-	85,000	85	21,165	-	-	-	21,250
Common stock issued pursuant to Share Purchase Agreement on June 13, 2005	-	-	300,000	300	112,500	-	-	-	112,800
Common stock issued for cash on June 15, 2005	-	-	190,143	190	66,360	-	-	-	66,550
Common stock issued to settle debts on June 27, 2005	-	-	50,000	50	12,450	-	-	-	12,500
Foreign currency translation adjustment	-		-	-	-	-	-	78,172	78,172
Net loss for the year	-	-	-	-	-	-	(1,560,546)	-	(1,560,546)
Balance, July 31, 2005	1,871,559	1,872	21,721,416	21,721	4,374,408	(43,469)	(3,948,281)	36,516	442,767
Intrinsic value of stock options granted to employees	-	-	-	-	25,000	-	-	-	25,000
Fair value of warrants issued pursuant to consulting agreements	-	-	-	-	275,038	-	-	-	275,038
Common stock issued for cash pursuant to private placements	-	-	6,800,477	6,800	2,198,367	-	-	-	2,205,167
Stock issuance costs	-	-	-	-	(104,614)	-	-	-	(104,614)
Conversion of Series A preferred stock into common stock	(171,559)	(172)	171,559	172	-	-	-	-	-
Common stock issued pursuant to a consulting agreement	-	-	34,495	35	17,351	-	-	-	17,386
Common stock issued pursuant to the exercise of stock options	-	-	1,140,000	1,140	240,210	-	-	-	241,350
Fair value of stock options granted	-	-	-	-	159,419	-	-	-	159,419
Fair value of warrants cancelled	-	-	-	-	(50,000)	-	-	-	(50,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(6,288)	(6,288)
Net loss for the year	-	-	-	-	-	-	(2,948,087)	-	(2,948,087)
Balance, July 31, 2006	1,700,000	1,700	29,867,947	29,868	7,135,179	(43,469)	(6,896,368)	30,228	257,138

  See accompanying notes to the consolidated financial statements

  MOST HOME CORP.
     Consolidated Statements of Cash Flows
  (Expressed in U.S. dollars)

	Years Ended July 31,
	2006 $	2005 $
Operating Activities
Net loss for the year	(2,948,087)	(1,560,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	269,744	225,816
Impairment loss on intangible assets	214,252	-
Stock-based compensation	392,139	141,873
Changes in operating asset and liabilities:
Accounts receivable	94,679	7,611
Prepaid expenses	12,374	(28,872)
Due from related party	(3,432)	-
Accounts payable	(255,149)	(124,030)
Accrued liabilities	(9,527)	(24,737)
Unearned revenue	(13,526)	21,247
Other	-	(16,851)
Net Cash Used In Operating Activities	(2,246,533)	(1,060,955)
Investing Activities
Purchases of property and equipment	(40,675)	(73,317)
Acquisition of Executive Wireless, Inc., net of cash acquired	(35,920)	(26,104)
Software development costs	(247,625)	-
Website development costs	-	(94,090)
Net Cash Used In Investing Activities	(324,220)	(193,511)
Financing Activities
Increase (decrease) in short-term borrowings	(10,465)	7,370
Proceeds from loan payable	250,000	-
Proceeds from issuances of common stock	2,446,517	1,171,378
Stock issuance costs	(104,616)	(17,000)
Advances from related party	67,434	96,150
Repayment to related party	(51,116)
Increase in due from related party	-	(3,432)
Net Cash Provided By Financing Activities	2,597,754	1,254,466
Effect of Exchange Rate Changes on Cash	21,309	-
Increase (Decrease) in Cash	48,310	(3,278)
Cash, Beginning of Year	-	3,278
Cash, End of Year	48,310	-
Non-cash Investing and Financing Activities
Preferred stock converted into common stock	172	-
Common stock issued to settle debt	-	12,500
Common stock issued under share exchange agreement	-	112,800
Warrants issued pursuant to license agreement	-	10,643
Supplemental Disclosures:
Interest paid	-	55,549
Income taxes paid	-	-

  See accompanying notes to the consolidated financial statements

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  1.   Nature of Operations and Continuance of Business

  Most Home Corp. (the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations in a series of transactions that were accounted for using the purchase method. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities.

  On June 13, 2005, the Company acquired Executive Wireless, Inc. under a Share Exchange Agreement (See Note 3).

  Following the purchase transactions described above, the Company's primary business activity is providing lead acquisition, response and management services to real estate brokers and agents across North America, along with website and wireless realty products.

  These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at July 31, 2006 has an accumulated deficit of $6,896,368. The Company also had a working capital deficit of $898,623 as at July 31, 2006. Additional debt or equity financing of approximately $1,250,000 will be required for the next twelve months and may not be available on reasonable terms. Operations to date have primarily been financed through the issuance of common stock. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management's intention is to generate sufficient financing through the sale of common stock, the exercise of outstanding stock options and warrants, and also by an increased level of revenues generated. There can be no certainty whatsoever that these sources will provide the additional funds required for the twelve months. See Note 17 for funds raised subsequent to year end.

  2.   Significant Accounting Policies

  (a)  Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

  (b)  Use of Estimates

  The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and reported revenues and expenses for the reporting period. Actual results may significantly differ from those estimates.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (c)  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

  (d)  Accounts Receivable

  The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The Company classifies allowances for doubtful accounts expenses as general and administrative expenses.

  (e)  Property and Equipment

  Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance

  (f)   Intangible Assets

  Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

Customer list	Straight-line over 3 years
Software development costs	Straight-line over 2 years
Technology	Straight-line over 4 years
Trademarks	Straight-line over 5 years
Website development costs	Straight-line over 2 years

  (g)  Software Development Costs

  The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed", which requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for release to the customer. Software development costs are included in research and development costs on the statements of operations.

  (h)  Website Development Costs

  The Company accounts for website development costs in accordance with Emerging Issues Task Force 00-02. Under this standard, web site development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Routine website maintenance costs, operating costs and costs associated with modifications that do not increase functionality are expensed as incurred.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (i)   Impairment of Long-lived Assets

  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

  (j)   Goodwill

  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquire. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

  (k)  Financial Instruments and Concentrations

  Fair values:

  The fair values of cash, accounts receivable, short-term borrowings accounts payable, accrued liabilities, due to/from related parties and loan payable, approximate carrying values due to the immediate or short-term maturity of these financial instruments.

  Credit risk:

  Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company's customers are located in Canada and the United States. The Company performs ongoing credit evaluations, does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company consider at risk.

  (l)   Foreign Currency Translation

  The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Canada and their functional currency is the Canadian dollar. The financial position and resulting operations of these operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (l)   Foreign Currency Translation (continued)

  Cumulative translation adjustment of $30,228 and $36,516 as at July 31, 2006 and 2005, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  (m) Income Taxes

  The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax basis as well as the benefit of losses available to be carried forward to future years for tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that the future tax assets will be realized.

  (n)  Revenue Recognition

  The Company recognizes revenue in accordance with U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. ("SAB") 104, "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company earns revenues from the sale of annual and monthly non-refundable REALTOR(R) memberships, the sale of annual and monthly non-refundable licenses for ClientBuilder for Brokers ("CBB") and ClientBuilder for Agents ("CBA") products, the sale of annual and monthly licenses for Wireless Realty ("WR") and through referral fees resulting when a person buys or sells a house through a member REALTOR(R) referred by the Company. Membership fees and license fees are recognized over the membership or license period from the commencement of the membership or license term.

  (o)  Research and Development Costs

  Research and development costs are expensed as incurred.

  (p)  Stock-based Compensation

  Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". In March 2005, the SEC issued SAB No. 107, "Share-Based Payment" ("SAB 107") which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (p)  Stock-based Compensation (continued)

  Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

  As a result of adopting SFAS No. 123R on February 1, 2006, the Company's loss for the year ended July 31, 2006 is $159,418 higher than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the year ended July 31, 2006 would have been $0.11 per share.

  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for all periods prior to the adoption of SFAS No. 123R. For the purposes of this pro form disclosure, the fair value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the vesting period of the options:

	Years Ended July 31,
	2006 $	2005 $
Net loss, as reported	(2,948,087)	(1,560,546)
Add: Total stock-based employee compensation expense included in reported net loss	25,000	-
Deduct: Total stock-based employee compensation expense determined under fair value method	(169,081)	(792,000)
Pro forma net loss	(3,092,168)	(2,352,546)
Reported net loss per share, basic and diluted	(0.12)	(0.07)
Pro forma net loss per share, basic and diluted	(0.12)	(0.11)

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (q)  Basic and Diluted Net Income (Loss) per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding stock options as of July 31, 2006 and 2005 (5,493,720 and 4,977,000, respectively), outstanding share purchase warrants as of July 31, 2006 and 2005 (5,567,988 and 1,967,751 respectively) and preferred stock exchangeable for common stock as of July 31, 2006 and 2005 (1,700,000 and 1,871,559 respectively) have been excluded from the above calculations as they would be anti-dilutive.

  (r)   Comprehensive Income

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's accumulated other comprehensive income consists of the accumulated foreign currency translation adjustments.

  (s)  Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (s)  Recent Accounting Pronouncements (continued)

  In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's future reported financial position or results of operations.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  2.   Significant Accounting Policies (continued)

  (s)  Recent Accounting Pronouncements (continued)

  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's future reported financial position or results of operations

  (t)   Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

  3.   Acquisition

  On June 13, 2005, the Company acquired 100% of the outstanding common shares of Executive Wireless, Inc. ("EWI"). The results of EWI's operations have been included in the consolidated financial statements of the Company since that date. EWI is a provider of wireless and mobility products for real estate agents in the U.S. and Canada.

  The aggregate purchase price was $179,000, including 300,000 shares of common stock valued at $112,800, or $0.367 per share. The value of the 300,000 common shares issued was determined based on the market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

  The following table summarizes the allocation of the purchase price to the net assets acquired:

As at June 13, 2005	$
Current assets	190,000
Property, plant, and equipment	13,000
Intangible assets	393,000
Goodwill	174,000
Total assets acquired	770,000
Total liabilities assumed	(591,000)
Net assets acquired	179,000

  Of the $393,000 in acquired intangible assets, $189,000 was assigned to customers that have a weighted-average useful life of approximately three years and $204,000 was assigned to technology that has a weighted-average useful life of approximately four years.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  4.   Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2006 Net Carrying Value $	July 31, 2005 Net Carrying Value $
Computer hardware	289,493	209,598	79,895	77,363
Computer software	50,907	48,078	2,829	1,724
Leasehold improvements	63,560	56,798	6,762	10,932
Office equipment	102,025	66,572	35,453	42,008
	505,985	381,046	124,939	132,027

  Amortization expense totalled $57,687 and $64,335 for the years ended July 31, 2006 and 2005, respectively.

  5.   Intangible Assets

	Cost $	Accumulated Amortization $	July 31, 2006 Net Carrying Value $	July 31, 2005 Net Carrying Value $
Customers	189,000	68,250	120,750	183,750
Software development costs	246,430	246,430	-	-
Technology	204,000	55,250	148,750	199,750
Trademark brand rights	37,823	37,823	-	5,045
Website development costs	445,182	438,752	6,430	66,042
	1,122,435	846,505	275,930	454,587

  During the year, an impairment loss of $214,252 for software development costs was recognized.

  Amortization expense totalled $212,057 and $161,481 for the years ended July 31, 2006 and 2005, respectively.

  The following is the estimated annual amortization expense for each of the next three years:

$
2007	120,430
2008	108,750
2009	46,750
275,930

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  6.   Goodwill

	Cost $	Accumulated Amortization $	July 31, 2006 Net Carrying Value $	July 31, 2005 Net Carrying Value $
Most Referred(R)	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	137,922
	1,169,924	415,032	754,892	718,972

  Goodwill for Most Referred(R) originated from the acquisition on April 28, 2000, which was amortized to July 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005.

  Additional goodwill of $35,920 was recognized in the current year for additional costs incurred relating to the acquisition of Executive Wireless, Inc.

  7.   Short-term Borrowings

	July 31, 2006 $	July 31, 2005 $
Bank Canadian dollar line of credit bears interest at lender prime plus 1.25% per annum and is secured by a general security agreement.	47,750	-
Bank loan bearing interest at lender prime plus 1.5% per annum, repayable in monthly instalments of Cdn$2,300 and due on demand. The bank loan was secured by a general security agreement and guaranteed by two directors and the President of the Company to a maximum of Cdn$150,000 each.	-	27,998
Bank overdraft	-	30,217
	47,750	58,215

  8.   Accrued Liabilities

	July 31, 2006 $	July 31, 2005 $
Payroll deductions and benefits	188,642	100,333
Professional fees	34,139	139,831
Research and development costs	30,733	18,509
Sales tax and other	48,490	44,190
	302,004	302,863

  9.   Loan Payable

  The balance of $251,613 (2005 - $Nil) due to a non-related third party is unsecured, bears interest at 10% per annum and is due on demand. As at July 31, 2006, the balance due includes $1,613 in accrued interest on the $250,000 advanced to the Company.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  10.  Related Party Transactions

  (a)  A total balance of $70,831 (2005 - $67,399) is due from a company with common officers and directors. This balance includes $4,405 (2005 - $4,405) in principal loan balance receivable, share subscriptions receivable of $43,469 (2005 - $43,469) and accrued interest on the loan receivable and share subscriptions receivable totaling $22,956 (2005 - $19,525). The principal amounts due bear interest at 7.5% per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

  (b)  The balance of $17,154 (2005 - $Nil) due to a director of the Company is unsecured, bears interest at 10% per annum and is secured by a promissory note.

  11.  Capital Stock

  (a)  Authorized:

250,000,000	Common stock, par value of $0.001 per share
100,000,000	Preferred stock, par value $0.001 per share, designated as follows:
4,500,000	Series A preferred stock
3,500,000	Series B preferred stock
1,750,000	Series C preferred stock
90,250,000	Unissued and undesignated

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

  In the event of liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, the holders of the Series B preferred shares will be entitled to receive an amount equal to the paid-up capital of each such share, before any amount is paid or the assets of the Company will be distributed to the holders of common shares and Series A preferred shares. After payment of the aforesaid amounts to a holder of the Series B preferred shares, they will not, as such, be entitled to share any further in the distribution of the assets of the Company.

  Each Series C preferred shares will be convertible at any time, without payment of additional consideration, into two common shares of the Company. Any Series C preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  11.  Capital Stock

  (a)  Authorized:

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

  (b)  The capital stock transactions for the year ended July 31, 2006 are as follows:

  (i)         On October 21, 2005, the Company issued 833,333 units at $0.30 per unit for proceeds of $250,000. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.33 per common share expiring on October 20, 2008. The Company incurred stock issuance costs of $16,825 pursuant to this private placement.

  (ii)         On November 7, 2005, the Company issued 166,667 units at $0.30 per unit for proceeds of $50,000. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.33 per common share expiring on November 6, 2008.

  (iii)        On November 28, 2005, the Company issued 1,166,667 units at $0.30 per unit for proceeds of $350,000. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.33 per common share expiring on November 27, 2008. The Company incurred stock issuance costs of $17,790 pursuant to this private placement.

  (iv)        On December 9, 2005, the Company issued 1,000,000 units at $0.30 per unit for proceeds of $300,000. Each unit consisted of one common share one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.33 per common share expiring on December 8, 2008. The Company paid a finder's fee of $15,000 pursuant to this private placement.

  (v)         On December 21, 2005, the Company issued 333,333 units at $0.30 per unit for proceeds of $100,000. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.33 per common share expiring on December 21, 2008. The Company paid a finder's fee of $5,000 pursuant to this private placement.

  (vi)        On February 8, 2006, a holder converted 171,559 Series A preferred shares into 171,559 common shares.

  (vii)       On March 16, 2006, the Company issued 300,333 units at $0.35 per unit for proceeds of $105,117. Each unit consisted of one common share and one-half share purchase warrants. Each whole share purchase warrant is exercisable at $0.50 per common share expiring on March 27, 2009.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  11.  Capital Stock (continued)

  (b)  The capital stock transactions for the year ended July 31, 2006 are as follows: (continued)

  (viii)       On March 28, 2006, the Company issued 143,000 units at $0.35 per unit for proceeds of $50,050. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.50 per common share expiring on March 27, 2009.

  (ix)        On April 4, 2006, the Company issued 427,000 units at $0.35 per unit for proceeds of $149,450. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.50 per common share expiring on April 3, 2009. The Company incurred stock issuance costs of $7,472 pursuant to this private placement.

  (x)        On April 6, 2006, the Company issued 2,430,143 units at $0.35 per unit for proceeds of $850,550. Each unit consisted of one common share and one-half share purchase warrant. Each whole share purchase warrant is exercisable at $0.50 per common share expiring on April 5, 2009. The Company incurred stock issuance costs of $42,527 pursuant to this private placement.

  (xi)        On May 16, 2006, the Company issued 34,495 common shares at a fair value of $17,386 pursuant to a consulting agreement.

  (xii)       During the year, the Company issued a total of 1,140,000 common shares for proceeds of $241,350 pursuant to stock options exercised.

  12.  Stock Compensation Plans

  The Company's 2000 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 1,944 common shares under this plan remain available for issuance.

  The Company's 2004 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. In fiscal 2005, the total number of shares authorized to be issued under this plan was increased to 2,000,000 common shares. A total of 1,440,000 common shares under this plan remain available for issuance.

  The Company has a non-qualified stock option plan which authorizes the granting of 3,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During the year, the total number of stock options authorized to be granted under this plan was increased to 4,500,000. A total of 620,280 stock options under this plan remain available for issuance.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  12.  Stock Compensation Plans (continued)

  A summary of the Company's stock option activity for the years ended July 31, 2006 and 2005 is as follows:

	Number of Options	Weighted Average Exercise Price $

Balance, July 31, 2004	3,363,000	0.24
Issued	1,800,000	0.60
Exercised	(186,000)	0.21
Balance, July 31, 2005	4,977,000	0.37
Issued	1,656,720	0.50
Exercised	(1,140,000)	0.21
Balance, July 31, 2006	5,493,720	0.44

  Additional information regarding stock options outstanding as at July 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise Prices $	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of Options	Weighted average exercise price $
0.20	775,000	-	0.20	775,000	0.20
0.30	1,263,000	0.27	0.30	1,263,000	0.30
0.35	499,000	3.05	0.35	499,000	0.35
0.56	1,156,720	3.09	0.56	126,720	0.56
0.60	1,800,000	1.30	0.60	1,800,000	0.60
	5,493,720	1.41	0.44	4,463,720	0.42

  The fair value of stock options granted was calculated using the Black-Scholes option pricing model based upon the following weighted average assumptions:

	Year Ended July 31, 2006	Year Ended July 31, 2005
Expected life	1.7 years	1.5 years
Expected volatility	173%	182%
Expected dividend yield	0%	0%
Risk free interest rate	4.77%	2.94%
Average fair value of options granted	$0.38	$0.44

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  13.  Share Purchase Warrants

  The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2004	2,246,750	0.22
Issued	1,006,001	0.70
Exercised	(1,285,000)	0.22
Balance, July 31, 2005	1,967,751	0.47
Issued	4,225,237	0.36
Cancelled	(625,000)	0.15
Balance, July 31, 2006	5,567,988	0.42

  As at July 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
36,750	0.40	December 31, 2006
300,000	0.32	January 28, 2007
995,251	0.70	January 31, 2007
625,000	0.20	August 28, 2007
10,750	0.99	December 31, 2007
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
50,000	0.91	May 9, 2009
50,000	1.10	May 9, 2009
50,000	1.28	May 9, 2009
50,000	1.46	May 9, 2009
5,567,988

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  13.  Share Purchase Warrants (continued)

  During the year, the Company issued a total of 825,000 share purchase warrants pursuant to two consulting agreements. The fair value of the share purchase warrants issued was determined to be $275,038 ($240,334 was charged to operations and $34,704 is included in prepaid expenses) using the Black-Scholes pricing model, using the following weighted average assumptions:

	Year Ended July 31, 2006	Year Ended July 31, 2005
Warrant life	1.9 years	-
Expected volatility	184%	-
Expected dividend yield	0.0%	-
Risk free interest rate	4.24%	-
Average fair value of warrants granted	$0.34	-

  14.  Commitments

  (a)  The Company's minimum payments required under operating leases for premises and equipment are as follows as at July 31, 2006:

$
2007	163,197
2008	84,767
2009	5,289
253,253

  (b)  On May 9, 2006, the Company entered into a consulting agreement and agreed to pay the consultant $10,000 per month for a period of one year. As at July 31, 2006, the Company is committed to pay $90,000 over the next nine months.

  15.  Segmented Information

  Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  16.  Income Taxes

  The significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain. For the years ended July 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $1,201,000 and $1,121,000, respectively.

	July 31, 2006 $	July 31, 2005 $
Deferred tax assets:
Operating loss carryforwards	2,965,000	1,768,000
Deferred revenue	97,000	95,000
Property and equipment	14,000	52,000
Undeducted research and development costs	32,000	32,000
Investment tax credits carried forward	6,000	6,000
Total deferred tax assets	3,114,000	1,953,000
Valuation allowance for deferred tax assets	(3,020,000)	(1,819,000)
Net deferred tax assets	94,000	134,000
Deferred tax liabilities:
Intangible assets	(94,000)	(134,000)
Net deferred tax liabilities	-	-

  The Company has income tax loss carryforwards of approximately $8,471,000 which are available to reduce future taxable income. The benefits of these losses are not been recognized in the financial statements until realization is more likely than not. The losses expire as follows:

Canadian Losses $	U.S. Losses $	Expiry
647,000		2008
580,000		2009
744,000		2010
50,000		2011
744,000		2015
	81,000	2020
	312,000	2021
	803,000	2022
	297,000	2023
	524,000	2024
	1,159,000	2025
2,124,000	406,000	2026
4,889,000	3,582,000

  MOST HOME CORP.
     Notes to the Consolidated Financial Statements
  (Expressed in U.S. dollars)
  Years Ended July 31, 2006 and 2005

  17.  Subsequent Events

  (a)  On August 1, 2006, the Company issued 250,000 common shares pursuant to the exercise of stock options for proceeds of $50,000. The Company is to pay a finder's fee of $12,500 in connection with this private placement.

  (b)  On October 3, 2006, the Company issued 670,000 units at a price of $0.50 per unit for proceeds of $335,000. Each unit consists of one share common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years.

  SIGNATURES

  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: November 10, 2006	By: /s/ Kenneth Galpin Kenneth Galpin, President and CEO

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President, CEO and Director	November 10, 2006
/s/ Michael Schutz Michael Schutz	Chief Financial Officer	November 10, 2006
/s/ David Woodcock David Woodcock	Chairman of the Board	November 11, 2006
/s/ Ken Landis Ken Landis	Director	November 10, 2006
/s/ George Shahnazarian George Shahnazarian	Director	November 11, 2006
/s/ David Smalley David Smalley	Director	November 13, 2006

  Index to Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation effective June 27, 2000
3.3(3)	Amendment to Articles of Incorporation dated March 11, 2002
3.4(1)	Bylaws
3.5(4)	Amended Bylaws dated February 15, 2002
3.6(5)	Amended Bylaws dated November 21, 2003
4.1(6)	Certificate of Designation of Series A Preferred Stock
4.2(7)	Certificate of Designation of Series B Preferred Stock
4.3(4)	Certificate of Designation of Series C Preferred Stock
10.1(8)	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004
10.2(9)	Non-Qualified Stock Option Plan, as amended October 29, 2001
10.3(9)	2000 Stock Bonus Plan
10.4(8)	2004 Stock Bonus Plan
10.5(10)	Amendment No. 1 to 2004 Stock Bonus Plan
14.1(11)	Code of Ethics
21	Subsidiaries of Most Home Corp.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule (Additional Information for Item 11 share ownership)
99.2

  Master Services Agreement with Wells Fargo Bank, N.A.
  (Portions have been omitted pursuant to a request for confidential treatment.  Addendums A and B have been omitted but will be provided to the Commission upon request.)

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