Form 10QSB
period 2006-10-31
MOST HOME CORP
filed 2006-12-21
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2006
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

Unit 1, 11491 Kingston Street Maple Ridge, British Columbia, Canada V2X 0Y6 Tel: (604) 460-7634
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

As of December 13, 2006 the Company had 31,036,947 outstanding shares of Common Stock. This amount excludes 1,700,000 shares of common stock issuable upon the conversion of 1,700,000 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

For the Three Month Period Ended October 31, 2006

MOST HOME CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars except share information)

	October 31, 2006 $ (unaudited)	July 31, 2006 $
Assets
Current Assets
Cash	-	48,310
Accounts receivable, net of allowance for doubtful accounts of $28,690 and $52,409, respectively	166,715	194,809
Prepaid expenses	85,699	86,698
Due from related party (Note 10(a))	28,515	27,362
Total Current Assets	280,929	357,179
Property and equipment (Note 4)	116,596	124,939
Intangible assets (Note 5)	242,229	275,930
Goodwill (Note 6)	754,892	754,892
Total Assets	1,394,646	1,512,940

Liabilities and Stockholders' Deficit
Current Liabilities
Short-term borrowings (Note 7)	124,214	47,750
Accounts payable	620,520	359,538
Accrued liabilities (Note 8)	453,880	302,004
Loans payable (Note 9)	31,027	251,613
Due to related parties (Note 10(b))	17,972	17,154
Deferred revenue	233,723	277,743
Total Current Liabilities	1,481,336	1,255,802

Going Concern (Note 1)
Commitments (Note 14)
Subsequent Events (Note 16)

Stockholders' Deficit
Series A preferred stock, $0.001 par value; Issued and outstanding: 1,700,000 and 1,871,559, respectively	1,700	1,700
Common stock, $0.001 par value; Issued and outstanding: 30,787,947 and 29,867,947, respectively	30,788	29,868
Additional paid-in capital	7,595,694	7,135,179
Share subscriptions receivable (Note 10(a))	(43,469)	(43,469)
Accumulated deficit	(7,630,730)	(6,896,368)
Accumulated other comprehensive gain (loss)	(40,673)	30,228
Total Stockholders' Deficit	(86,690)	257,138
Total Liabilities and Stockholders' Deficit	1,394,646	1,512,940

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars except share information)
(unaudited)

	For the three months ended October 31,
	2006 $	2005 $

Net Revenues	565,396	432,895
Cost of Revenues	204,870	225,657
Gross Margin	360,526	207,238
Operating Expenses
Amortization	46,891	60,021
Research and development	206,936	161,526
Selling, general and administrative	841,061	532,057
Total Operating Expenses	1,094,888	753,604
Net Loss for the Period	(734,362)	(546,366)
Other Comprehensive Loss
Foreign currency translation adjustments	(70,901)	(15,193)
Comprehensive Loss	(805,263)	(561,559)
Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.03)
Weighted Average Common Shares Outstanding	29,979,837	21,823,735

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars except share information)
(unaudited)

	Series A Preferred Stock		Common Stock		Additional	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares #	Amount $	Shares #	Amount $	Paid-in Capital $	Receivable $	Deficit $	Income (Loss) $	Equity (Deficit) $
Balance, July 31, 2006	1,700,000	1,700	29,867,947	29,868	7,135,179	(43,469)	(6,896,368)	30,228	257,138
Common stock issued pursuant to the exercise of stock options	-	-	250,000	250	49,750	-	-	-	50,000
Common stock issued for cash pursuant to private placements	-	-	670,000	670	334,330	-	-	-	335,000
Stock issuance costs	-	-	-	-	(12,500)	-	-	-	(12,500)
Fair value of stock options vested	-	-	-	-	88,935	-	-	-	88,935
Foreign currency translation adjustment	-	-	-	-	-	-	-	(70,901)	(70,901)
Net loss for the period	-	-	-	-	-	-	(734,362)	-	(734,362)
Balance, October 31, 2006	1,700,000	1,700	30,787,947	30,788	7,595,694	(43,469)	(7,630,730)	(40,673)	(86,690)

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended October 31,
	2006 $	2005 $
Operating Activities
Net loss for the period	(734,362)	(546,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	46,891	60,021
Stock-based compensation	110,740	22,260
Changes in operating asset and liabilities:
Accounts receivable	29,263	93,199
Prepaid expenses	(20,733)	7,544
Due from related party	(1,153)	-
Accounts payable	259,744	155,687
Accrued liabilities	137,607	-
Unearned revenue	(45,949)	256
Other	-	(4,796)
Net Cash Used In Operating Activities	(217,952)	(212,195)
Investing Activities
Purchases of property and equipment	(420)	(16,247)
Acquisition of Executive Wireless, Inc., net of cash acquired	-	(29,631)
Software development costs	-	-
Website development costs	-	-
Net Cash Used In Investing Activities	(420)	(45,878)
Financing Activities
Increase (decrease) in short-term borrowings	76,464	(36,460)
Proceeds from loan payable	29,414	-
Proceeds from issuances of common stock	147,500	237,175
Stock issuance costs	(12,500)	-
Increase in due to related party	410	60,496
Net Cash Provided By Financing Activities	241,288	261,211
Effect of Exchange Rate Changes on Cash	(71,226)	-
Increase (Decrease) in Cash	(48,310)	3,138
Cash, Beginning of Period	48,310	-
Cash, End of Period	-	3,138
Non-cash Investing and Financing Activities
Warrants issued pursuant to license agreement	-	250,000
Supplemental Disclosures:
Interest paid	-	11,891
Income taxes paid	-	-

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

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

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at October 31, 2006 has an accumulated deficit of $7,630,730. The Company also had a working capital deficit of $1,200,407 as at October 31, 2006. Additional debt or equity financing of approximately $1,600,000 will be required for the next twelve months and may not be available on reasonable terms. Operations to date have primarily been financed through the issuance of common stock. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's intention is to generate sufficient financing through the sale of common stock, the exercise of outstanding stock options and warrants, and also by an increased level of revenues generated. There can be no certainty whatsoever that these sources will provide the additional funds required for the twelve months. See Note 17 for funds raised subsequent to October 31, 2006.

2.   Significant Accounting Policies

(a)   Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

(b)  Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in Form 10-KSB for the year ended July 31, 2006.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.    Significant Accounting Policies (continued)

(c)  Use of Estimates

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

(d)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)  Accounts Receivable

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

(f)   Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance

(g)  Intangible Assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

Customer list	Straight-line over 3 years
Software development costs	Straight-line over 2 years
Technology	Straight-line over 4 years
Trademarks	Straight-line over 5 years
Website development costs	Straight-line over 2 years

(h)  Software Development Costs

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

(i)   Website Development Costs

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

(j)   Impairment of Long-lived Assets

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

(k)  Goodwill

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

(l)   Financial Instruments and Concentrations

Fair values:

The fair values of cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities, due to/from related parties and loans payable, approximate carrying values due to the immediate or short-term maturity of these financial instruments.

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

(m) Foreign Currency Translation

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

Cumulative translation adjustments of $(40,673) as at October 31, 2006 has been included in accumulated other comprehensive gain (loss) in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(n)  Income Taxes

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

(o)  Revenue Recognition

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

(p)  Research and Development Costs

Research and development costs are expensed as incurred.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.    Significant Accounting Policies (continued)

(q)  Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding stock options as of October 31, 2006; 4,278,720, outstanding share purchase warrants as of October 31, 2006; 5,902,988 and preferred stock exchangeable for common stock as of October 31, 2006; 1,700,000 have been excluded from the above calculations as they would be anti-dilutive.

(r)   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's accumulated other comprehensive income consists of the accumulated foreign currency translation adjustments.

(s)  Recent Accounting Pronouncements

In September 2006, the SEC staff issued SAB 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its future reported financial position or results of operations.

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

(s)  Recent Accounting Pronouncements (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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
(Expressed in U.S. dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

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

4.   Property and Equipment

	Cost $	Accumulated Amortization $	October 31, 2006 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Computer hardware	291,923	216,909	75,014	79,895
Computer software	51,260	49,124	2,136	2,829
Leasehold improvements	64,001	58,469	5,532	6,762
Office equipment	99,858	65,944	33,914	35,453
	507,042	390,446	116,596	124,939

Amortization expense totalled $9,826 and $14,943 for the three months ended October 31, 2006 and 2005, respectively.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.   Intangible Assets

	Cost $	Accumulated Amortization $	October 31, 2006 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Customers	189,000	84,000	105,000	120,750
Technology	204,000	68,000	136,000	148,750
Website development costs	446,596	445,367	1,229	6,430
	839,596	597,367	242,229	275,930

Amortization expense totalled $37,065 and $30,391 for the three months ended October 31, 2006 and 2005, respectively.

6.   Goodwill

	Cost $	Accumulated Amortization $	October 31, 2006 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Most Referred(R)	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
	1,169,924	415,032	754,892	754,892

Goodwill for Most Referred(R) originated from the acquisition on April 28, 2000, which was amortized to July 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005.

Additional goodwill of $35,920 was recognized in the prior year for additional costs incurred relating to the acquisition of Executive Wireless, Inc.

7.   Short-term Borrowings

	October 31, 2006 $	July 31, 2006 $
Bank Canadian dollar line of credit bears interest at lender prime plus 1.25% per annum and is secured by a general security agreement.	89,039	47,750
Bank overdraft	35,185	-
	124,224	47,750

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.   Accrued Liabilities

	October 31, 2006 $	July 31, 2006 $
Payroll deductions and benefits	352,379	188,642
Professional fees	14,851	34,139
Research and development costs	-	30,733
Sales tax and other	86,650	48,490
	453,880	302,004

9.   Loan Payable

The total balance of $31,027 (July 31, 2006 - $251,613) due to two non-related third parties is unsecured, bears interest at 10% per annum and is due on demand. As at October 31, 2006, the balance due includes $6,027 (July 31, 2006 - $1,613) in accrued interest on the $250,000 previously advanced to the Company, which was converted to stock on October 3, 2006.

10.  Related Party Transactions

(a)  A total balance of $71,894 (July 31, 2006 - $70,831) is due from a company with common officers and directors. This balance includes $4,405 (July 31, 2006 - $4,405) in principal loan balance receivable, share subscriptions receivable of $43,469 (July 31, 2006 - $43,469) and accrued interest on the loan receivable and share subscriptions receivable totaling $28,515 (July 31, 2006 - $22,956). The principal amounts due bear interest at 10% (July 31, 2006 - 7.5%) per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

(b)  Related party loans totalling $17,972 (July 31, 2006 - $17,154) which are comprised of $17,445 (July 31, 2006 - $17,154) due to a director and $527 (July 31, 2006 - nil) due to an officer of the Company, respectively, bear interest at 10% per annum and are secured by promissory notes.

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
(unaudited)

11.  Capital Stock (continued)

(a)  Authorized: (continued)

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

(b)  The capital stock transactions for the three month period ended October 31, 2006 are as follows:

(i)   On August 1, 2006, the Company issued 250,000 common shares for proceeds of $50,000, pursuant to the exercise of stock options.

(ii)   On October 3, 2006, the Company issued 670,000 units at a price of $0.50 per unit for proceeds of $335,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years. The Company is to pay a finder's fee of $12,500 in connection with the private placement.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.  Stock-based Compensation

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

As a result of adopting SFAS No. 123R on February 1, 2006, the Company's loss for the three month period ended October 31, 2006 is $88,935 higher than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the period ended October 31, 2006 would have been $(0.02) per share.

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

	Three Month Period Ended October 31,
	2006 $	2005 $
Net loss, as reported	(734,362)	(546,366)
Add: Total stock-based employee compensation expense included in reported net loss	88,935
Deduct: Total stock-based employee compensation expense determined under fair value method	(88,935)	(120,000)
Pro forma net loss	(734,362)	(666,366)
Reported net loss per share, basic and diluted	$(0.02)	$(0.03)
Pro forma net loss per share, basic and diluted	$(0.02)	$(0.03)

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.  Stock-based Compensation (continued)

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

The Company has an incentive stock option plan that authorizes the issuance of 3,500,000 options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

A total of 255,000 stock options under this plan remain available for issuance.

The Company has a non-qualified stock option plan which authorizes the granting of 4,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During fiscal 2006, the total number of stock options authorized to be granted under this plan was increased by 1,000,000. A total of 890,280 stock options under this plan remain available for issuance.

Stock Option Activity

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $
Balance, July 31, 2006	5,493,720	0.44
Exercised	(250,000)	0.20
Forfeited	(525,000)	0.20
Balance, October 31, 2006	4,718,720	0.48

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.  Stock-based Compensation (continued)

A summary of the status of the Company's non-vested shares as of October 31, 2006 and the changes during the period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value $
Nonvested, July 31, 2006	1,030,000	0.56
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested, October 31, 2006	1,030,000	0.56

As of October 31, 2006, $203,900 of stock-based compensation related to stock options remain to be amortized over an estimated period of one year.

Additional information regarding stock options outstanding as at October 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise Prices $	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of Options	Weighted average exercise price $
0.30	1,263,000	0.01	0.30	1,263,000	0.30
0.35	499,000	2.79	0.35	499,000	0.35
0.56	1,156,720	2.83	0.56	126,720	0.56
0.60	1,800,000	1.04	0.60	1,800,000	0.60
	4,718,720	1.39	0.48	3,688,720	0.46

There were no stock options granted for the period ended October 31, 2006.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005
Expected life	-	2 years
Expected volatility	-	196%
Expected dividend yield	-	0%
Risk free interest rate	-	3.12%

SFAS No. 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

13.  Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2006	5,567,988	0.42
Issued	335,000	0.75
Balance, October 31, 2006	5,902,988	0.44

As at October 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

36,750	0.40	December 31, 2006
300,000	0.32	January 28, 2007
995,251	0.70	January 31, 2007
625,000	0.20	August 28, 2007
10,750	0.99	December 31, 2007
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
50,000	0.91	May 9, 2009
50,000	1.10	May 9, 2009
50,000	1.28	May 9, 2009
50,000	1.46	May 9, 2009
335,000	0.75	October 3, 2009
5,902,988

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

14.  Commitments

(a)  The Company's minimum payments required under operating leases for premises and equipment are as follows as at October 31, 2006:

$
2007	122,398
2008	84,767
2009	5,289
212,454

(b)  On May 9, 2006, the Company entered into a consulting agreement and agreed to pay the consultant $10,000 per month for a period of one year. As at October 31, 2006, the Company is committed to pay $60,000 over the next six months.

15.  Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

16.  Subsequent Events

(a)  On November 4, 2006, a non-related third party loaned the Company $49,500. The amount due is unsecured, bears interest at 10% per annum and is due on demand.

(b)  On December 5, 2006, the Company issued 149,000 units to two investors for gross proceeds of $74,500. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years.

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

Employees. As of December 13, 2006, the Company employed 48 people, including 4 contractors on a part-time basis, and 6 employees are licensed REALTORS(R) or have real estate experience.

Revenues and expenses

Revenues for the quarter ended October 31, 2006 were $565,396 compared to $432,895 for the prior year quarter ended October 31, 2005. The following table shows revenue comparisons to prior fiscal year:

	Three months ended October 31, 2006	% of Sales	Three months ended October 31, 2005	% of Sales
Revenues:
Referrals	205,006	36.3%	220,785	51.0%
Membership & ClientBuilder	288,380	51.1%	169,807	39.2%
Wireless and mobility	67,608	12.0%	32,811	7.6%
Other	4,402	0.6%	9,492	2.2%
	565,396	100%	432,895	100.0%

Referral revenue decreased $15,779 from the three months ended October 31, 2005.  The decrease in referral revenues for the three months ended October 31, 2006 was the result of decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission.

The Company has taken steps to generate leads through third-parties, and sell them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty. In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership & ClientBuilder revenues increased $118,573 from October 31, 2005, representing an increase of 69.8%. This increase is due to the completion of the Company's upgrade and redevelopment of its website products and additional features along with increased marketing efforts, in a highly competitive market, increasing sales to REALTORS(R) and real estate agents.  Also impacting this increase are agreements that were signed with seven major brokerage accounts, which resulted in an increase in ClientBuilder revenues from direct broker sales, starting in fiscal 2006.  Most recently, the Company signed a Master Services Agreement with Wells Fargo Home Mortgage.  The Company will provide its lead management services and be paid on a per lead basis.  This will help establish and allow Most Home to forecast greater recurring cash flows. The implementation period for direct broker implementation is a longer cycle of approximately two to three months but the conversion rate of sales to broker agents is much higher than selling directly to individual agents, which approximate 85% compared to 10% respectively.  The Company increased membership and ClientBuilder sales in future periods, as it focuses resources on product enhancement and marketing.

Wireless and mobility revenue increased to $67,608 for the three months ended October 31, 2006, compared to $32,811 for the three months ended October 31, 2005.  This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services including bundling services with the ClientBuilder product.  During the three months ended October 31, 2005, the wireless realty products were in their infancy; the Company was still developing and building wireless platforms.  As Most Home expands the marketing of its wireless technology, that provides faster response time to the end consumer, the Company anticipates further increases in revenues from these products.

The following table shows revenues and margins for the three months ended October 31, 2006, with comparative figures for the prior year:

	Three months ended October 31, 2006	% of Sales	Three months ended October 31, 2005	% of Sales
Revenues:	565,396	100.0%	432,895	100.0%
Gross Margin:	360,526	63.8%	207,238	47.9%

Gross margin for the three months ended October 31, 2006 was $360,526 compared to $207,238 for the comparable quarter ended October 31, 2005. The increase in gross margin as a percentage of revenue for the quarter ended October 31, 2006 is due to decreased salaries and benefits, which resulted from allocation of selling and marketing personnel to selling, general and administrative from direct costs.  Impacts of foreign exchange rates added to the decrease as well. Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 51.0% for the year ended October 31, 2006 compared to 39.2% for the year ended October 31, 2005.

Wireless sales increased to 12.0% for the year ended October 31, 2006 compared 7.6% for the year ended October 31, 2005. As a percentage of total revenue, referral fees decreased to 36.5% for the year ended October 31, 2006 from 51.0% for the year ended October 31, 2005. Gross margin on sales decreased in the year ended October 31, 2006 due to decreased referral revenue while costs remained fixed. As membership, ClientBuilder and wireless sales continue to increase as a percentage of gross revenues and referrals decrease; gross margin will increase in future periods. Continued weakness in the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows operating expenses as a percentage of sales for the three months ended October 31, 2006, with comparative figures for the prior year

	Three months ended October 31, 2006	% of Sales	Three months ended October 31, 2005	% of Sales

Amortization	46,941	4.3%	60,021	8.0%
Research and development	206,936	18.9%	161,526	21.4%
Selling, general and administrative	841,061	76.8%	532,057	70.6%
Total operating expenses	1,094,888	100.0%	753,604	100.0%

Amortization expense decreased slightly to $46,891 from the three months ended October 31, 2005. The   decrease was due to reduced amortization on previously capitalized development costs that were written off as of July 31, 2006.

Research and development costs increased $45,410 from prior year.  The company is focused on  development of its products and services; enhancing its existing products under a uniform product platform.  This may lead to further increases in research in development in future periods.

Selling, general and administrative costs increased 58.0% ($309,004) from the quarter ended October 31, 2005.  This increase was due to a number of factors, including the allocation of selling and marketing personnel to selling, general and administrative from direct costs.  Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method.  This added an additional $89,000 to the Company's net loss for the quarter ended October 31, 2006.  Salaries and benefit costs increased due to the allocation of certain selling and marketing personnel to selling, general and administrative from direct costs as noted above.  Professional fees increased approximately $115,000 from the prior year quarter.  This was due to increased legal, accounting and auditing fees for and a change in accounting method in 2006; the Company stopped accruing and expensing estimated professional fees as of April 30, 2006.  The effect of this accounting change was an increase in professional fee expense for the three months ended October 31, 2006 of approximately $120,000, along with an equivalent decrease in professional fee expense for fiscal 2006. An increase in the value of the Canadian dollar also increased the Company net loss.  The Company derives the majority of its expenses in Canadian dollars.

Item 2.  Management's Discussion and Analysis or Plan of Operations (continued)

Working capital deficiency at October 31, 2006 was $1,200,407 compared to $898,623 at July 31, 2006.  See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2006.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at October 31, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Liquidity and sources of capital

Working capital deficiency was $1,200,407 at October 31, 2006.

During the three-month period ended October 31, 2006 Most Home's operations used $217,158 in cash. Cash required by Most Home during the three months ended October 31, 2006 was generated through, short-term borrowings, loans, and capital raising activities (which generated $135,000, net of issuance costs, through the private sale of stock and the exercise of stock options).

Management anticipates that cash flow requirements for the twelve months ended October 31, 2007 will be met through the exercise of outstanding stock options and warrants, private placements of stock and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

Management anticipates cash flow needs for the twelve months ended October 31, 2007 are as follows:

General and administrative	400,000
Capital purchases	250,000
Product development	200,000
Debt and liability reduction	750,000
1,600,000

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $734,362 for three months ended October 31, 2006, incurred a net loss of $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005.  From the date of its formation through October 31, 2006, Most Home incurred net losses of $7,630,730.  Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1210 for the quarter ended October 31, 2006 compared to 1.1864 for the quarter ended October 31, 2005. This represents an increase of approximately 5.5%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the quarter ended October 31, 2006. The Company does not currently engage in foreign currency hedging activities.

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

Most Home may not be able to protect its intellectual property

Most Home considers its wireless technology and systems developed by Most Home and its partners to be proprietary in nature.  The technology and systems allow users to connect to real estate listing data remotely using mobility devices.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of December 13, 2006, the exercise or conversion of which could result in the issuance 12,470,708 additional shares of common stock representing 40% of the issued and outstanding shares.  To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

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

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended October 30, 2006:

On October 3, 2006, we issued a total of 670,000 shares of common stock and 335,000 share purchase warrants to three accredited investors for total proceeds of $335,000.  Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.75 per share for a period of three years from closing.

We paid cash commission of $12,500 in connection with the private placement to one investor, to a person that is not a broker-dealer or agent.  The units were sold to the accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended.  All securities issued were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares.  Two of the investors have advanced their subscription proceeds to us in July and August, 2006, and as per our agreement with the investors we paid these two investors 10% interest, for a total of $6,554.79, for loaning us the money until the securities are issued.  One of the investors is Michael Schutz, our CFO.  We paid Mr. Schutz $527 as interest for advancing the subscription proceeds to the Company in August 2006; interest accrued at 10% per annum until the securities were issued.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOST HOME CORP.

Date: December 20, 2006	By:	/s/ Kenneth Galpin
Kenneth Galpin, President and Chief Executive Officer

Date: December 20, 2006	By:	/s/ Michael Schutz
Michael Schutz, Chief Financial Officer