Form 10QSB/A
period 2006-10-31
MOST HOME CORP
filed 2006-12-27
CIK 1047965

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒      No ☒

As of December 13, 2006 the Company had 31,036,947 outstanding shares of Common Stock. This amount excludes 1,700,000 shares of common stock issuable upon the conversion of 1,700,000 Series A Preferred shares

Transitional Small Business Disclosure Format (Check one): Yes ❒      No ☒

This Amendment No. 1 to Most Home Corp.'s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006 is being filed to amend its disclosure on the status that the Company's independent public accountant has not completed its review of the Company's financial statements.  This was an error and the review was completed on December 20, 2006.  Therefore, the following paragraph on page 28 under heading "Cautionary Statement" of the Company's said Quarterly Report filed on December 21, 2006 is hereby deleted.

"The required review of the Registrant's financial statement by the independent public accountant is currently under way."

This amendment has no impact on the financial statements of the registrant for the quarterly period ended October 31, 2006. Besides the said disclosures, no other changes have been made to the Form 10-QSB for the quarterly period ended October 31, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOST HOME CORP.
Date: December 27, 2006	By: Kenneth Galpin Kenneth Galpin, President and Chief Executive Officer
Date: December 27, 2006	By: Michael Schutz Michael Schutz, Chief Financial Officer