Form 10QSB
period 2007-01-31
MOST HOME CORP
filed 2007-03-20
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

As of March 12, 2007 the Company had 32,349,774 outstanding shares of Common Stock. This amount excludes 1,700,000 shares of common stock issuable upon the conversion of 1,700,000 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

For the Six Month Period Ended January 31, 2007

MOST HOME CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars except share information)

	January 31, 2007 $ (unaudited)	July 31, 2006 $
Assets
Current Assets
Cash	-	48,310
Accounts receivable, net of allowance for doubtful accounts of $969 and $52,409, respectively	143,077	194,809
Prepaid expenses	101,149	86,698
Due from related party (Note 10(a))	29,669	27,362
Total Current Assets	273,895	357,179
Property and equipment (Note 4)	100,555	124,939
Intangible assets (Note 5)	213,672	275,930
Goodwill (Note 6)	754,892	754,892
Total Assets	1,343,014	1,512,940

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Short-term borrowings (Note 7)	105,881	47,750
Accounts payable	638,533	359,538
Accrued liabilities (Note 8)	676,800	302,004
Loans payable (Note 9)	116,948	251,613
Due to related parties (Note 10(b))	60,788	17,154
Deferred revenue	183,521	277,743
Total Current Liabilities	1,782,471	1,255,802
Going Concern (Note 1)
Commitments (Note 14)
Subsequent Events (Note 16)

Stockholders' Equity (Deficit)
Series A preferred stock, $0.001 par value; Issued and outstanding: 1,700,000	1,700	1,700
Common stock, $0.001 par value; Issued and outstanding: 31,073,697 and 29,867,947, respectively	31,074	29,868
Additional paid-in capital	8,442,958	7,135,179
Common stock subscribed (Note 11(b))	150,000	-
Share subscriptions receivable (Note 10(a))	(43,469)	(43,469)
Accumulated deficit	(9,022,211)	(6,896,368)
Accumulated other comprehensive gain	491	30,228
Total Stockholders' Equity (Deficit)	(439,457)	257,138
Total Liabilities and Stockholders' Equity (Deficit)	1,343,014	1,512,940

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars except share information)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2007 $	2006 $	2007 $	2006 $
Net Revenues	470,988	381,469	1,036,384	814,365
Cost of Revenues	213,647	241,841	418,517	467,497
Gross Margin	257,341	139,628	617,867	346,868
Operating Expenses
Amortization	38,036	45,458	84,927	125,163
Research and development	110,872	202,487	317,808	364,013
Selling, general and administrative	1,499,914	504,881	2,340,975	1,017,254
Total Operating Expenses	1,648,822	752,826	2,743,710	1,506,430
Net Loss for the Period	(1,391,481)	(613,198)	(2,125,843)	(1,159,562)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(41,164)	(20,667)	29,737	(5,474)
Comprehensive Loss	(1,432,645)	(633,865)	(2,096,106)	(1,165,036)
Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.03)	$(0.07)	$(0.05)
Weighted Average Common Shares Outstanding	30,830,000	24,265,576	30,241,000	23,044,656

See accompanying notes to the consolidated financial statements.

MOST HOME CORP.
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars except share information)
(unaudited)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares #	Amount $	Shares #	Amount $	Subscribed $	Capital $	Receivable $	Deficit $	Income (Loss) $	(Deficit) $
Balance, July 31, 2006	1,700,000	1,700	29,867,947	29,868	-	7,135,179	(43,469)	(6,896,368)	30,228	257,138
Common stock issued pursuant to the exercise of stock options	-	-	350,000	350	-	84,650	-	-	-	85,000
Common stock issued pursuant to the exercise of warrants	-	-	36,750	37	-	14,663	-	-	-	14,700
Common stock issued for cash pursuant to private placements	-	-	819,000	819	-	408,681	-	-	-	409,500
Stock issuance costs	-	-	-	-	-	(17,500)	-	-	-	(17,500)
Fair value of stock options vested, net of forfeitures	-	-	-	-	-	138,926	-	-	-	138,926
Incremental compensation cost of stock option and share purchase warrant modifications	-	-	-	-	-	678,359	-	-	-	678,359
Common stock subscribed	-	-	-	-	150,000	-	-	-	-	150,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(29,737)	(29,737)
Net loss for the period	-	-	-	-	-	-	-	(2,125,843)	-	(2,125,843)
Balance, January 31, 2007	1,700,000	1,700	31,073,697	31,074	150,000	8,442,958	(43,469)	(9,022,211)	491	(439,957)

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the six months ended January 31,
	2007 $	2006 $
Operating Activities
Net loss for the period	(2,125,843)	(1,159,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	84,927	125,163
Stock-based compensation	848,793	53,511
Changes in operating asset and liabilities:
Accounts receivable	45,140	(82,165)
Prepaid expenses	(46,366)	11,507
Due from related party	(2,307)	(1,730)
Accounts payable	285,980	100,470
Accrued liabilities	384,983	(69,727)
Unearned revenue	(83,344)	123,537
Other	-	31,687
Net Cash Used In Operating Activities	(608,037)	(867,309)
Investing Activities
Purchases of property and equipment	(8,506)	(40,380)
Acquisition of Executive Wireless, Inc., net of cash acquired	-	(32,053)
Software development costs	-	(51,233)
Net Cash Used In Investing Activities	(8,506)	(123,666)
Financing Activities
Increase (decrease) in short-term borrowings	58,131	2,410
Proceeds of loans payable	142,640	-
Repayment of loans payable	(25,692)	(11,170)
Proceeds from issuances and subscriptions of common stock	409,200	1,054,350
Stock issuance costs	(17,500)	(54,615)
Advances from related party	67,969	-
Repayments to related party	(25,489)	-
Net Cash Provided By Financing Activities	609,259	990,975
Effect of Exchange Rate Changes on Cash	(41,026)	-
Decrease in Cash	(48,310)	-
Cash, Beginning of Period	48,310	-
Cash, End of Period	-
Non-cash Investing and Financing Activities
Loans payable converted to common shares	250,000
Warrants issued pursuant to license agreement	-	250,000
Supplemental Disclosures:
Interest paid	-	14,611
Income taxes paid	-	-

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

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at January 31, 2007 has an accumulated deficit of $9,022,211. The Company also had a working capital deficit of $1,508,576 as at January 31, 2007. Additional debt or equity financing of approximately $1,850,000 will be required for the next twelve months and may not be available on reasonable terms. Operations to date have primarily been financed through the issuance of common stock. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's intention is to generate sufficient financing through the sale of common stock, the exercise of outstanding stock options and warrants, and also by an increased level of revenues generated. There can be no certainty whatsoever that these sources will provide the additional funds required for the twelve months. See Note 16 for funds raised subsequent to January 31, 2007.

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

Cumulative translation adjustments of $491 as at January 31, 2007 has been included in accumulated other comprehensive gain (loss) in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(q) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of January 31, 2007, there are 4,483,720 outstanding stock options, 5,940,738 outstanding share purchase warrants, and 1,700,000 shares of preferred stock exchangeable for shares of common stock which have all been excluded from the above calculations as they would be anti-dilutive.

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.   Property and Equipment

	Cost $	Accumulated Amortization $	January 31, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Computer hardware	283,538	219,059	64,479	79,895
Computer software	52,075	50,716	1,359	2,829
Leasehold improvements	61,070	57,010	4,060	6,762
Office equipment	97,437	66,780	30,657	35,453
	494,120	393,565	100,555	124,939

Amortization expense totalled $19,358 and $30,010 for the six months ended January 31, 2007 and 2006, respectively.

5.   Intangible Assets

	Cost $	Accumulated Amortization $	January 31, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Customers	189,000	99,750	89,250	120,750
Technology	204,000	80,750	123,250	148,750
Website development costs	437,204	436,032	1,172	6,430
	830,204	616,532	213,672	275,930

Amortization expense totalled $65,569 and $95,153 for the six months ended January 31, 2007 and 2006, respectively.

6.    Goodwill

	Cost $	Accumulated Amortization $	January 31, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Most Referred(R)	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
	1,169,924	415,032	754,892	754,892

Goodwill for Most Referred(R) originated from the acquisition on April 28, 2000, which was amortized to July 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005. Additional goodwill of $35,920 was recognized in the fiscal 2006 for additional costs incurred relating to the acquisition of Executive Wireless, Inc.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

7.    Short-term Borrowings

	January 31, 2007 $	July 31, 2006 $
Bank Canadian dollar line of credit bears interest at lender prime plus 1.25% per annum and is secured by a general security agreement.	56,924	47,750
Bank indebtedness	48,957	-
	105,881	47,750

8.    Accrued Liabilities

	January 31, 2007 $	July 31, 2006 $
Payroll deductions and benefits	496,486	188,642
Professional fees	30,000	34,139
Research and development costs	-	30,733
Sales tax and other	150,314	48,490
	676,800	302,004

9.    Loans Payable

The total balance of $116,948 (July 31, 2006 - $251,613) due to four non-related third parties is unsecured, is non-interest bearing and is due on demand.

10.   Related Party Transactions

(a) A total balance of $73,138 (July 31, 2006 - $70,831) is due from a company with common officers and directors. This balance includes $4,405 (July 31, 2006 - $4,405) in principal loan balance receivable, share subscriptions receivable of $43,469 (July 31, 2006 - $43,469) and accrued interest on the loan receivable and share subscriptions receivable totalling $25,264 (July 31, 2006 - $22,957). The principal amounts due bear interest at 10% (July 31, 2006 - 7.5%) per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

(b) The balance of $60,788 (July 31, 2006 - $17,154) due to a director bears interest at 10% per annum, secured by promissory notes and due on demand.

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

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11.   Capital Stock (continued)

(b)  The capital stock transactions for the six month period ended January 31, 2007 are as follows:

(i)   On August 1, 2006, the Company issued 250,000 common shares for proceeds of $50,000, pursuant to the exercise of stock options.

(ii)  On October 3, 2006, the Company issued 670,000 units at a price of $0.50 per unit for proceeds of $335,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years. The Company paid a finder's fee of $12,500 in connection with the private placement.

(iii)  On November 28, 2006, the Company issued 100,000 common shares for proceeds of $35,000, pursuant to the exercise of stock options. The Company paid a fee of $500 in connection with this stock issuance.

(iv)  On December 5, 2006, the Company issued 149,000 units at a price of $0.50 per unit for proceeds of $74,500. Each unit consists of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years.  The Company paid fees of $4,000 in connection with this stock issuance.

(v)   On January 17, 2007, the Company issued 36,750 common shares for proceeds of $14,700 pursuant to the exercise of stock warrants. The Company paid a fee of $500 in connection with this stock issuance.

(vi)  The Company has received $150,000 for a subscription to 375,000 units at $0.40 per unit. Each unit will consist of one share of common stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years. The Company is to pay a finders' fee of $7,500 in connection with this stock issuance. The units were issued subsequently (see Note 16(d)).

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

	Three Months Ended January 31, 2006 $	Six Months Ended January 31, 2006 $
Net loss, as reported	(613,198)	(1,159,562)
Add: Total stock-based employee compensation expense included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value method	-	(120,000)
Pro forma net loss	(613,198)	(1,279,562)
Reported net loss per share, basic and diluted	$(0.03)	$(0.05)
Pro forma net loss per share, basic and diluted	$(0.03)	$(0.06)

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

The Company has a non-qualified stock option plan which authorizes the granting of 4,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During fiscal 2006, the total number of stock options authorized to be granted under this plan was increased by 1,000,000. A total of 1,025,280 stock options under this plan remain available for issuance.

Stock Option Activity

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $
Balance, July 31, 2006	5,493,720	0.44
Exercised	(350,000)	0.24
Forfeited	(660,000)	0.27
Balance, January 31, 2007	4,483,720	0.48

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.   Stock-based Compensation (continued)

Stock Option Activity (continued)

A summary of the status of the Company's non-vested shares as of January 31, 2007 and the changes during the period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value $
Nonvested, July 31, 2006	1,030,000	0.56
Forfeited	135,000	0.56
Nonvested, January 31, 2007	895,000	0.56

As of January 31, 2007, $100,038 of stock-based compensation related to stock options remains to be amortized over an estimated period of one year.

Additional information regarding stock options outstanding as at January 31, 2007 is as follows:

	Outstanding			Exercisable
Exercise Prices $	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of Options	Weighted average exercise price $
0.30	1,263,000	0.76	0.30	1,263,000	0.30
0.35	399,000	2.54	0.35	399,000	0.35
0.56	1,021,720	2.63	0.56	126,720	0.56
0.60	1,800,000	0.79	0.60	1,800,000	0.60
	4,483,720	1.17	0.48	3,588,720	0.47

During the three months ended January 31, 2007, the Company extended the term of 1,263,000 fully vested stock options. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $603,043 for these modified stock options.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.  Stock-based Compensation (continued)

Stock Option Activity (continued)

The fair value of stock options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended January 31, 2006	Three months ended January 31, 2006	Six months ended January 31, 2007	Six months ended January 31, 2006
Expected life	1 year	-	1 year	2 years
Expected volatility	120%	-	120%	196%
Expected dividend yield	0%	-	0%	0%
Risk free interest rate	4.72%	-	4.72%	3.12%
Grant or modification date fair value per option	$0.48	-	$0.48	$0.44

13.  Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2006	5,567,988	0.42
Issued	409,500	0.75
Exercised	(36,750)	0.40
Balance, January 31, 2007	5,940,738	0.48

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

13.   Share Purchase Warrants (continued)

As at January 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
300,000	0.32	July 28, 2007
995,251	0.70	July 30, 2007
625,000	0.20	August 28, 2007
10,750	0.99	December 31, 2007
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
50,000	0.91	May 9, 2009
50,000	1.10	May 9, 2009
50,000	1.28	May 9, 2009
50,000	1.46	May 9, 2009
335,000	0.75	October 3, 2009
74,500	0.75	December 4, 2009
5,940,738

During the three months ended January 31, 2007, the Company extended the term of 300,000 fully vested share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $75,316 for these modified share purchase warrants.

The fair value of these share purchase warrants was estimated at the date of modification using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 0.5 years, expected volatility of 128%, expected dividend yield of 0%, and a risk free interest rate of 4.93%.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

14.  Commitments

(a)  The Company's minimum payments required under operating leases for premises and equipment are as follows as at January 31, 2007:

$
2007	15,028
2008	30,057
2009	3,025
48,110

(b)  On May 9, 2006, the Company entered into a consulting agreement and agreed to pay the consultant $10,000 per month for a period of one year. As at January 31, 2007, the Company is committed to pay $30,000 over the next three months.

15.  Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

16.  Subsequent Events

(a)  On February 6, 2007, a non-related third party loaned the Company $42,300. The amount due is unsecured, bears interest at 36% per annum and is due on demand.

(b)  On February 8, 2007, the Company issued an additional 37,250 shares in amendment to the private placement on December 5, 2006 as previously noted. Each unit was amended to one share and one purchase warrant in the amount of $0.40 and $0.60 from $0.50 and $0.75, respectively.

(c)  On February 8, 2007, the Company issued 15,515 common shares to settle debt of $8,533.

(d)  On February 8, 2007, the Company issued 375,000 units at a price of $0.40 per unit for proceeds of $150,000 that was recorded as common stock subscribed as at January 31, 2007. See Note 11(b)(vi).

(e)  On February 13, 2007, a non-related third party loaned the Company $42,785. The amount due is unsecured, bears interest at 36% per annum and is due on demand.

(f)   On February 19, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

16.  Subsequent Events (continued)

(g)  On March 5, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years. The Company is to pay a finders' fee of $5,000 in connection with this stock issuance.

(h)  On March 5, 2007, the Company issued 48,000 common shares for proceeds of $35,000 pursuant to the exercise of stock options.

(i)   On March 7, 2007, the Company issued 230,000 units at a price of $0.35 per unit for proceeds of $80,500. Each unit consists of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years.

(j)   On March 7, 2007, the Company issued 70,312 common shares to settle debt of $45,000.

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

Most Home is currently developing products and solutions to broaden our offerings in the real estate and lending vertical markets. Development teams focused on Wireless, Lead Management and MLS data aggregation and display. The Company's clients all run on shared platforms and our development efforts are focused on current and future releases of our products. Research and development efforts significantly increased during fiscal 2006 and have decreased in fiscal 2007 as our platforms are near completion.

Employees. As of March 12, 2007, the Company employed 49 people, including 5 contractors on a part-time basis, and 6 employees are licensed REALTORS(R) or have real estate experience.

Revenues and expenses

The following table shows revenues and margins for the six months ended January 31, 2007, with comparative figures for the prior:

	Six months ended January 31, 2007	% of Sales	Six months ended January 31, 2006	% of Sales
Revenues:
Referrals	352,870	34.0	374,141	46.0
Membership & ClientBuilder	524,039	50.6	338,298	41.5
Wireless and mobility	158,117	15.3	78,774	9.7
Other	1,358	0.1	23,152	2.8
	1,036,384	100.0	814,365	100.0

The following table shows revenues and margins for the three months ended January 31, 2007, with comparative figures for the prior:

	Three months ended January 31, 2007	% of Sales	Three months ended January 31, 2006	% of Sales
Revenues:
Referrals	147,864	31.4	153,356	40.2
Membership & ClientBuilder	235,659	50.0	168,491	44.2
Wireless and mobility	90,509	19.2	45,963	12.0
Other	(3,044)	(0.6)	13,659	3.6
	470,988	100.0	381,469	100.0

Referral revenue decreased $5,491 (3.6%) from the three months ended January 31, 2006. The decrease in referral revenues for the three months ended January 31, 2007 was the result of decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission. The Company's efforts to generate leads through third-parties, and sell them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty. This effort continues to recover declining referral revenues as management anticipated. In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership & ClientBuilder revenues increased $67,168 (39.9%) from January 31, 2006. This increase is due to the completion of the Company's upgrade and redevelopment of its website products and additional features along with increased marketing efforts, in a highly competitive market, increasing sales to REALTORS(R) and real estate agents. Also impacting this increase are agreements that were signed with seven major brokerage accounts, which resulted in an increase in ClientBuilder revenues from direct broker sales, starting in fiscal 2006. Most recently, the Company signed a Master Services Agreement with Wells Fargo Home Mortgage. The Company will provide its lead management services and be paid on a per lead basis. This will help establish and allow Most Home to forecast greater recurring cash flows. The implementation period for direct broker implementation is a longer cycle of approximately two to three months but the conversion rate of sales to broker agents is much higher than selling directly to individual agents, which approximate 85% compared to 10% respectively. The Company increased membership and ClientBuilder sales in future periods, as it focuses resources on product enhancement and marketing.

Wireless and mobility revenue increased $44,546 (96.9%) from January 31, 2006. This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services including bundling services with the ClientBuilder product. During the three months ended January 31, 2006, the wireless realty products were in their infancy; the Company was still developing and building wireless platforms. As Most Home expands the marketing of its wireless technology, that provides faster response time to the end consumer, the Company anticipates further increases in revenues from these products.

The following table shows revenues and margins for the six months ended January 31, 2007, with comparative figures for the prior year:

	Six months ended January 31, 2007	% of Sales	Six months ended January 31, 2006	% of Sales
Revenues:	1,036,384	100.0	814,365	100.0
Gross Margin:	617,867	59.6	346,868	42.6

Gross margin for the six months ended January 31, 2007 was $617,867 compared to $346,868 for the comparable quarter ended January 31, 2006.

The following table shows revenues and margins for the three months ended January 31, 2007, with comparative figures for the prior year:

	Three months ended January 31, 2007	% of Sales	Three months ended January 31, 2006	% of Sales
Revenues:	470,988	100.0	381,469	100.0
Gross Margin:	257,341	54.6	139,628	36.6

Gross margin for the three months ended January 31, 2007 was $257,341 (54.6%) compared to $139,628 (36.6%) for the comparable quarter ended January 31, 2006.  Impacts of foreign exchange rates cause changes in the Company's gross margin.  The Canadian dollar strengthened over the prior year quarter which negatively influenced gross margin (see Foreign Currency Impact). Wireless sales increased to 19.2% for the three months ended January 31, 2007 compared 12.0% for the three months ended January 31, 2006. As a percentage of total revenue, referral fees decreased to 31.4% for the three months ended January 31, 2007 from 40.2% for the three months ended January 31, 2006.

Changes in the sources of revenue of the Company influence the gross margin percentage. As a percentage of revenue, membership and ClientBuilder sales increased to 50.0% for the three months ended January 31, 2007 compared to 44.2% for the three months ended January 31, 2006.

Gross margin on referral revenues have higher costs associated with it compared to our other revenue sources. It is labor intensive, and therefore has a lower gross margin. Our other sources of revenue have fewer costs associated with them, thereby having a higher gross margin. As referral revenue decreases as a percentage of total revenue, total gross margin dollars will decrease, however, gross margin as a percentage of "overall" revenue would eventually increase due to our other higher gross margin revenue sources.

At this time, our direct labor associated with referral revenue is not currently operating at 100% capacity. With the addition of several major contracts, we anticipate higher volumes of referrals and higher referral revenue associated with it. Unless we determine a need to reduce labor, our gross margin will decline as referral revenues decline.

Continued weakness in the U.S. dollar against the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows operating expenses as a percentage of sales for the six months ended January 31, 2007, with comparative figures for the prior year:

	Six months ended January 31, 2007	% of Sales	Six months ended January 31, 2006	% of Sales
Amortization	84,927	8.2	90,792	11.1
Research and development	317,808	30.7	364,013	44.7
Selling, general and administrative	2,340,975	225.9	1,051,625	129.1
Total operating expenses	2,743,710	264.7	1,506,430	184.9

Amortization expense decreased slightly to $84,927 from the six months ended January 31, 2007. The decrease was due to reduced amortization on previously capitalized development costs that were written off as of July 31, 2006.

Research and development costs decreased $46,205 from prior year. The company is focused on development of its products and services; enhancing its existing products under a uniform product platform. This may lead to further increases in research in development in future periods.

Selling, general and administrative costs increased 122.6% ($1,289,350) from the six months ended January 31, 2006. The main factor for this increase was non-cash stock compensation for the issuance and extension of stock options and warrants, totaling $848,793. Excluding non-cash stock-based compensation, the increase was 41.2% ($440,557).

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. This added an additional $848,793 to the Company's net loss for the six months ended January 31, 2007. This was due to increased professional fees, including: legal, accounting and audit. An increase in the value of the Canadian dollar also increased the Company net loss. The Company derives the majority of its expenses in Canadian dollars.

The following table shows operating expenses as a percentage of sales for the three months ended January 31, 2007, with comparative figures for the prior year:

	Three months ended January 31, 2007	% of Sales	Three months ended January 31, 2006	% of Sales
Amortization	38,036	8.1	45,458	11.9
Research and development	110,872	23.5	202,487	53.1
Selling, general and administrative	1,499,914	318.5	504,881	132.4
Total operating expenses	1,648,822	350.1	752,826	197.3

Amortization expense decreased slightly to $38,036 from the three months ended January 31, 2006. The decrease was due to reduced amortization on previously capitalized development costs that were written off as of July 31, 2006.

Research and development costs decreased $91,615 from prior year. The company is focused on development of its products and services; enhancing its existing products under a uniform product platform. This may lead to further increases in research in development in future periods.

Selling, general and administrative costs increased 197.0% ($995,033) from the quarter ended January 31, 2006. The main factor for this increase was non-cash stock compensation for the issuance and extension of stock options and warrants, totaling $738,053. Excluding non-cash stock-based compensation, the increase was 50.9% ($256,980). Professional fees increased approximately $115,000 from the prior year quarter. An increase in the value of the Canadian dollar also increased the Company net loss. The Company derives the majority of its expenses in Canadian dollars.

Working capital deficiency at January 31, 2007 was $1,508,576 compared to $898,623 at July 31, 2006. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2007.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at January 31, 2007, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

'Liquidity and sources of capital

Working capital deficiency was $1,508,576 at January 31, 2007.

During the six-month period ended January 31, 2007 Most Home's operations used $608,037 in cash. Cash required by Most Home during the three months ended January 31, 2007 was generated through, short-term borrowings, loans, and capital raising activities (which generated $391,700, net of issuance costs, through the private sale of stock and the exercise of stock options).

Management anticipates that cash flow requirements for the twelve months ended January 31, 2008 will be met through the exercise of outstanding stock options and warrants, private placements of stock, subscriptions receivable, and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

Management anticipates cash flow needs for the twelve months ended January 31, 2007 are as follows:

General and administrative	400,000
Capital purchases	250,000

Product development	200,000
Debt and liability reduction	1,000,000
1,850,000

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $2,125,843 for six months ended January 31, 2007, incurred a net loss of $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005. From the date of its formation through January 31, 2007, Most Home incurred net losses of $9,022,211. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1380 for the six months ended January 31, 2007 compared to 1.1764 for the six months ended January 31, 2006. This represents an increase of approximately 3.4%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the six months ended January 31, 2007. The Company does not currently engage in foreign currency hedging activities.

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

Rules of the Securities and Exchange Commission concerning late report filings

On November 16, 2005, the SEC approved certain changes to NASD Rule 6530. As amended, NASD Rule 6530 provides that OTC Bulletin Board ("OTCBB") issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTCBB. In order to regain eligibility under this rule, the issuer would need to timely file all of its annual and quarterly reports due in a one year period. The amended NASD Rule 6530 does not apply to annual or quarterly reports for periods ended before October 1, 2005.

We have been late in filing our quarterly and annual reports on two occasions subsequent to periods ending after October 1, 2005. If we are late in filing our annual or quarterly reports three times within a 24-month period, we may become ineligible for quotation on the OTCBB, which would negatively affect the market for our common stock. In addition, if our common stock is no longer eligible for quotation on the OTCBB, it may become more difficult for us to obtain additional equity financing as shares of our common stock will be less attractive to potential investors.

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of March 12, 2007, the exercise or conversion of which could result in the issuance 11,518,208 additional shares of common stock representing 26.3% of the issued and outstanding shares. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended January 31, 2007:

None. See Form 8-K filed on March 12, 2007.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On November 1, 2006, the Company extended by 12 months the expiry date of 1,263,000 stock options held by three directors (Ken Galpin, Ken Landis and George Shahnazarian) and two employees. The options were granted in November 2003 and originally had an expiry date of November 5, 2006, with the extension the options had an expiry date of November 5, 2007.

In December 2006 and January 2007, the Company loaned a total of US$25,975 (equivalent of CAD$30,000) from George Shahnazarian, a director of the Company, and another US$7,000 from the son of Ken Landis, a director of the Company. The loans accrue interest at a rate of 10% per annum, are secured by a promissory note and repayable on demand.

On January 24, 2007, the Company extended by six months the expiry date of 300,000 outstanding warrants to purchase shares of common stock exercisable at $.324 per share held by David Smalley, a director of the Company, and his partners. The warrants were issued in January 2002 and originally had an expiry date of January 28, 2007, with the extension the warrants now have an expiry date of July 28, 2007.

Also on January 24, 2007, the Company extended by six months the expiry date of 995,251 outstanding warrants to purchase shares of common stock exercisable at $.70 per share. The warrants were issued pursuant to a private placement in January 2005 and originally had an expiry date of January 30, 2007, with the extension the warrants now have an expiry date of July 30, 2007.

In December 2006 and January 2007, the Company loaned a total of US$25,975 (equivalent of CAD$30,000) from George Shahnazarian, a director of the Company, and another US$7,000 from the son of Ken Landis, a director of the Company. The loans accrue interest at a rate of 10% per annum, are secured by a promissory note and repayable on demand.

In February, 2007, the Company loaned a US$85,085 (equivalent of CAD$100,000) from a non-related third party. The loan accrues interest at a rate of 36% per annum, is secured by a promissory note and repayable on demand.

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

MOST HOME CORP.

Date: March 16, 2007	By:	/s/ Kenneth Galpin
Kenneth Galpin, President and Chief Executive Officer

Date: March 16, 2007	By:	/s/ Michael Schutz
Michael Schutz, Chief Financial Officer