Form 10QSB
period 2007-04-30
MOST HOME CORP
filed 2007-06-19
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2007
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

As of June 12, 2007 the Company had 33,114,774 outstanding shares of Common Stock. This amount excludes 1,700,000 shares of common stock issuable upon the conversion of 1,700,000 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

For the Three and Nine Month Periods Ended April 30, 2007

MOST HOME CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars except share information)

	April 30, 2007 $ (unaudited)	July 31, 2006 $
Assets
Current Assets
Cash	8,214	48,310
Accounts receivable, net of allowance for doubtful accounts of $Nil and $52,409, respectively	168,706	194,809
Prepaid expenses	178,870	86,698
Due from related party (Note 10(a))	30,785	27,362
Total Current Assets	386,575	357,179
Property and equipment (Note 4)	103,720	124,939
Intangible assets (Note 5)	185,243	275,930
Goodwill (Note 6)	754,892	754,892
Total Assets	1,430,430	1,512,940
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Short-term borrowings (Note 7)	106,144	47,750
Accounts payable	755,890	359,538
Accrued liabilities (Note 8)	893,496	302,004
Loans payable (Note 9)	203,575	251,613
Due to related parties (Note 10(b))	156,447	17,154
Deferred revenue	182,158	277,743
Total Current Liabilities	2,290,710	1,255,802
Loans payable (Note 9)	4,418	-

Total Liabilities	2,302,128	1,255,802
Going Concern (Note 1)
Commitments(Note 14)
Subsequent Events (Note 16)
Stockholders' Equity (Deficit)
Series A preferred stock, $0.001 par value; Issued and outstanding: Nil (2006 - 1,700,000)	1,700	1,700
Common stock, $0.001 par value; Issued and outstanding: 32,599,774 and 29,867,947, respectively	32,600	29,868
Additional paid-in capital	9,086,012	7,135,179
Share subscriptions receivable (Note 10(a))	(43,469)	(43,469)
Accumulated deficit	(9,870,838)	(6,896,368)
Accumulated other comprehensive gain (loss)	(77,703)	30,228
Total Stockholders' Equity (Deficit)	(871,698)	257,138
Total Liabilities and Stockholders' Equity (Deficit)	1,430,430	1,512,940

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars except share information)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2007 $	2006 $	2007 $	2006 $
Net Revenues	374,962	403,444	1,411,347	1,217,809
Cost of Revenues	235,477	273,154	653,994	740,651
Gross Margin	139,485	130,290	757,353	477,158
Operating Expenses
Amortization	38,014	42,049	122,941	132,841
Research and development	137,892	220,358	455,700	584,371
Selling, general and administrative	812,207	622,710	3,153,182	1,674,335
Total Operating Expenses	988,113	885,117	3,731,823	2,391,547
Net Loss for the Period	(848,628)	(754,827)	(2,974,470)	(1,914,389)
Other Comprehensive Income (Loss)	-	16,773	-	16,773
Foreign currency translation adjustments	(78,194)	-	(107,931)	-
Comprehensive Loss	(926,822)	(738,054)	(3,082,401)	(1,897,616)
Net Loss Per Common Share - Basic and Diluted	(0.03)	(0.03)	(0.10)	(0.08)
Weighted Average Common Shares Outstanding	31,108,000	26,231,130	30,519,000	24,083,470

See accompanying notes to the consolidated financial statements.

MOST HOME CORP.
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars except share information)
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares #	Amount $	Shares #	Amount $	Capital $	Receivable $	Deficit $	Income (Loss) $	(Deficit) $
Balance, July 31, 2006	1,700,000	1,700	29,867,947	29,868	7,135,179	(43,469)	(6,896,368)	30,228	257,138
Common stock issued pursuant to the exercise of stock options	-	-	398,000	398	99,002	-	-	-	99,400
Common stock issued pursuant to the exercise of warrants	-	-	36,750	37	14,663	-	-	-	14,700
Common stock issued for cash pursuant to private placements	-	-	2,211,250	2,211	937,789	-	-	-	940,000
Common stock issued for the conversion of Series A Preferred stock	-	-	-	-	-	-	-	-	-
Common stock issued to settle debt	-	-	85,827	86	53,350				53,436
Stock issuance costs	-	-	-	-	(21,616)	-	-	-	(21,616)
Fair value of stock options vested, net of forfeitures	-	-	-	-	189,286	-	-	-	189,286
Incremental compensation cost of stock option and share purchase warrant modifications	-	-	-	-	678,359	-	-	-	678,359
Foreign currency translation adjustment	-	-	-	-	-	-	-	(107,931)	(107,931)
Net loss for the period	-	-	-	-	-	-	(2,974,470)	-	(2,974,470)
Balance, April 30, 2007	1,700,000	1,700	32,599,774	32,600	9,086,012	(43,469)	(9,870,838)	(77,703)	(871,698)

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the nine months ended April 30,
	2007 $	2006 $
Operating Activities
Net loss for the period	(2,974,470)	(1,914,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	122,941	196,583
Bad debts expense	-	15,611
Income tax recovery	-	16,773
Stock-based compensation	867,645	176,251
Changes in operating asset and liabilities:
Accounts receivable	29,257	89,565
Prepaid expenses	(91,977)	(5,236)
Due from related party	(3,423)	-
Accounts payable	438,011	(321,409)
Accrued liabilities	595,157	(79,993)
Unearned revenue	(100,789)	78,255
Net Cash Used In Operating Activities	(1,117,648)	(1,747,989)
Investing Activities
Purchases of property and equipment	(15,273)	(34,903)
Acquisition of Executive Wireless, Inc., net of cash acquired	-	(32,053)
Software development costs	-	(186,727)
Net Cash Used In Investing Activities	(15,273)	(253,683)
Financing Activities
Increase (decrease) in short-term borrowings	58,394	(30,217)
Proceeds of loans payable	281,785	-
Repayment of loans payable	(325,405)	(17,441)
Proceeds from issuances and subscriptions of common stock	1,054,100	2,213,019
Stock issuance costs	(21,616)	(104,616)
Advances from related party	223,110	-
Repayments to related party	(84,139)	(2,567)
Net Cash Provided By Financing Activities	1,186,229	2,058,178
Effect of Exchange Rate Changes on Cash	(93,404)	(45,342)
Increase (Decrease) in Cash	(40,096)	11,164
Cash, Beginning of Period	48,310	-
Cash, End of Period	8,214	11,164
Non-cash Investing and Financing Activities
Loans payable transferred to common shares	250,000	-
Supplemental Disclosures:
Interest paid	22,268	1,190
Income taxes paid	-	-

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

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at April 30, 2007 has an accumulated deficit of $9,870,838. The Company also had a working capital deficit of $1,911,135 as at April 30, 2007. Additional debt or equity financing of approximately $3,000,000 will be required for the next twelve months and may not be available on reasonable terms. Operations to date have primarily been financed through the issuance of common stock. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's intention is to generate sufficient financing through the sale of common stock, the exercise of outstanding stock options and warrants, and also by an increased level of revenues generated. There can be no certainty that these sources will provide the additional funds required for the next twelve months. See Note 16 for funds raised subsequent to April 30, 2007.

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.    Significant Accounting Policies (continued)

(c)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, goodwill, accounts receivable, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Cumulative translation adjustments of $(77,703) as at April 30, 2007 has been included in accumulated other comprehensive gain (loss) in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(q) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of April 30, 2007, there are 4,380,720 outstanding stock options and 7,407,488 outstanding share purchase warrants, which have all been excluded from the above calculations as they would be anti-dilutive.

(r)   Stock-based Compensation

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.    Significant Accounting Policies (continued)

(s) Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's accumulated other comprehensive income consisted of the accumulated foreign currency translation adjustments.

(t)  Recent Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.    Significant Accounting Policies (continued)

(t)  Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

(u)  Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

4.    Property and Equipment

	Cost $	Accumulated Amortization $	April 30, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Computer hardware	306,414	237,984	68,430	79,895
Computer software	55,879	54,302	1,577	2,829
Leasehold improvements	64,751	61,737	3,014	6,762
Office equipment	103,180	72,481	30,699	35,453
	530,224	426,504	103,720	124,939

Amortization expense totaled $37,441 and $42,296 for the nine months ended April 30, 2007 and 2006, respectively.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.    Intangible Assets

	Cost $	Accumulated Amortization $	April 30, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Customers	189,000	115,500	73,500	120,750
Technology	204,000	93,500	110,500	148,750
Development costs	437,204	435,961	1,243	6,430
	830,204	644,961	185,243	275,930

Amortization expense totaled $85,500 and $154,287 for the nine months ended April 30, 2007 and 2006, respectively.

6.    Goodwill

	Cost $	Accumulated Amortization $	April 30, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Most Referred(R)	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
	1,169,924	415,032	754,892	754,892

Goodwill for Most Referred(R) originated from the acquisition on April 28, 2000, which was amortized to July 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005. Additional goodwill of $35,920 was recognized in fiscal 2006 for additional costs incurred relating to the acquisition of Executive Wireless, Inc.

7.    Short-term Borrowings

	April 30, 2007 $	July 31, 2006 $
Bank Canadian dollar line of credit bears interest at lender prime plus 1.25% per annum and is secured by a general security agreement.	19,818	47,750
Bank indebtedness	79,161	-
	98,979	47,750

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.    Accrued Liabilities

	April 30, 2007 $	July 31, 2006 $
Payroll deductions and benefits	739,325	188,642
Professional fees	41,558	34,139
Research and development costs	-	30,733
Sales tax and other	112,613	48,490
	893,496	302,004

9.    Loans Payable

(a) A total of $116,948 (July 31, 2006 - $251,613) due to four non-related third parties is unsecured, is non-interest bearing and is due on demand.

(b) A total of $85,085 due to a non-related third party bears interest at 36% per annum and is due on demand.

(c) A total of $5,960 (July 31, 2006 - $nil), with a current portion of $1,542, due to a supplier of the Company.

10.   Related Party Transactions

(a) A total balance of $74,254 (July 31, 2006 - $70,831) is due from a company with common officers and directors. This balance includes $4,405 (July 31, 2006 - $4,405) in principal loan balance receivable, share subscriptions receivable of $43,469 (July 31, 2006 - $43,469) and accrued interest on the loan receivable and share subscriptions receivable totaling $26,380 (July 31, 2006 - $22,957). The principal amounts due bear interest at 10% (July 31, 2006 - 7.5%) per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

(b) The balance of $156,447 (July 31, 2006 - $17,154) due to a director bears interest at 10% per annum, is secured by promissory notes and is due on demand.

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

(b)  The capital stock transactions for the nine month period ended April 30, 2007 are as follows:

(i)   On August 1, 2006, the Company issued 250,000 common shares for proceeds of $50,000, pursuant to the exercise of stock options.

(ii)  On October 3, 2006, the Company issued 670,000 units at a price of $0.50 per unit for proceeds of $335,000. Each unit consisted of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years. The Company paid a finder's fee of $12,500 in connection with the private placement.

(iii) On November 28, 2006, the Company issued 100,000 common shares for proceeds of $35,000, pursuant to the exercise of stock options. The Company paid a fee of $500 in connection with this stock issuance.

(iv)  On December 5, 2006, the Company issued 149,000 units at a price of $0.50 per unit for proceeds of $74,500. Each unit consisted of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years.  The Company paid fees of $4,000 in connection with this stock issuance.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11.   Capital Stock (continued)

(b)  The capital stock transactions for the nine month period ended April 30, 2007 are as follows (continued):

(v)   On January 17, 2007, the Company issued 36,750 common shares for proceeds of $14,700 pursuant to the exercise of stock warrants. The Company paid a fee of $500 in connection with this stock issuance.

(vi)  On February 8, 2007, the Company issued an additional 37,250 shares in amendment to the private placement on December 5, 2006 as previously noted. Each unit was amended to one share and one purchase warrant in the amount of $0.40 and $0.60 from $0.50 and $0.75, respectively.

(vii) On February 8, 2007, the Company issued 15,515 common shares to settle debt of $8,436.

(viii) On February 8, 2007, the Company issued 375,000 units at a price of $0.40 per unit for proceeds of $150,000. Each unit consisted of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years.

(ix) On February 19, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years.

(x)  On March 5, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years. The Company is to pay a finders' fee of $5,000 in connection with this stock issuance.

(xi)  On March 5, 2007, the Company issued 48,000 common shares for proceeds of $14,400 pursuant to the exercise of stock options.

(xii) On March 7, 2007, the Company issued 230,000 units at a price of $0.35 per unit for proceeds of $80,500. Each unit consisted of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years.

(xiii) On March 7, 2007, the Company issued 70,312 common shares to settle debt of $45,000.

(xiv) On April 10, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of $0.65 per share for a period of three years.

12.   Stock-based Compensation

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.   Stock-based Compensation (continued)

Stock Compensation Plans (continued)

The Company's 2004 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. In fiscal 2005, the total number of shares authorized to be issued under this plan was increased to 2,000,000 common shares. A total of 1,354,173 common shares under this plan remain available for issuance.

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

The Company has a non-qualified stock option plan which authorizes the granting of 4,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During fiscal 2006, the total number of stock options authorized to be granted under this plan was increased by 1,000,000. A total of 1,080,280 stock options under this plan remain available for issuance.

Stock Option Activity

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance, July 31, 2006	5,493,720	0.44
Granted	20,000	0.50
Exercised	(398,000)	0.29
Forfeited	(735,000)	0.30
Balance, April 30, 2007	4,380,720	0.48	1.12	368,210
Exercisable April 30, 2007	3,720,720	0.47	0.88	367,410

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.   Stock-based Compensation (continued)

A summary of the status of the Company's non-vested shares as of April 30, 2007 and the changes during the period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value $
Nonvested, July 31, 2006	1,030,000	0.56
Forfeited	(370,000)	0.56
Nonvested, April 30, 2007	660,000	0.56

As of April 30, 2007, $37,625 of stock-based compensation related to stock options remains to be amortized over an estimated period of six months.

During the nine months ended April 30, 2007, the Company extended the term of 1,263,000 fully vested stock options. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $603,043 for these modified stock options.

Stock Option Activity (continued)

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

Nine Months Ended April 30, 2006 $
Net loss, as reported	(1,914,389)
Add: Total stock-based employee compensation expense included in reported net loss	-
Deduct: Total stock-based employee compensation expense determined under fair value method	(120,000)
Pro forma net loss	(2,034,389)
Reported net loss per share, basic and diluted	(0.08)
Pro forma net loss per share, basic and diluted	(0.08)

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.   Stock-based Compensation (continued)

Stock Option Activity (continued)

The fair value of stock options was estimated at the date of grant or modification using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended April 30, 2007	Three months ended April 30, 2006	Nine months ended April 30, 2007	Nine months ended April 30, 2006
Expected life	2 years	1.6 years	1 year	1.7 years
Expected volatility	151%	203%	120%	201%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	4.51%	480%	4.72%	4.29%
Grant or modification date fair value per option	$0.36	$0.44	$0.48	$0.38

13.   Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2006	5,567,988	0.42
Issued	1,876,250	0.63
Exercised	(36,750)	0.40
Balance, April 30, 2007	7,407,488	0.51

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

13.   Share Purchase Warrants (continued)

As at April 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
300,000	0.32	July 28, 2007
995,251	0.70	July 30, 2007
625,000	0.20	August 28, 2007
10,750	0.99	December 31, 2007
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
50,000	0.91	May 9, 2009
50,000	1.10	May 9, 2009
50,000	1.28	May 9, 2009
50,000	1.46	May 9, 2009
335,000	0.75	October 3, 2009
186,250	0.60	December 4, 2009
375,000	0.60	February 7, 2010
250,000	0.60	February 19, 2010
250,000	0.60	March 4, 2010
230,000	0.60	March 6, 2010
250,000	0.65	April 10, 2010
7,407,488

During the nine months ended April 30, 2007, the Company extended the term of 300,000 fully vested share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $75,316 for these modified share purchase warrants.

The fair value of these share purchase warrants was estimated at the date of modification using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 0.5 years, expected volatility of 128%, expected dividend yield of 0%, and a risk free interest rate of 4.93%.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

14.  Commitments

The Company's minimum payments required under operating leases for premises and equipment are as follows as at April 30, 2007:

$
2007	49,375
2008	87,443
2009	3,111
139,929

15.  Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada; however, substantially all of the Company's revenues are from customers located in the United States.

16.  Subsequent Events

(a)  On May 4, 2007, 15,000 common shares were issued to an employee of the Company for services rendered.

(b)  The Company received $200,000 for a subscription of 500,000 units at $0.40 per unit.  Each unit will consist of one share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.64 for a period of three years.

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

Employees. As of June 12, 2007, the Company employed 46 people, including 2 contractors on a part-time basis, and 5 employees are licensed REALTORS(R).

Revenues and expenses

The following table shows revenues and margins for the nine months ended April 30, 2007, with comparative figures for the prior:

	Nine months ended April 30, 2007	% of Sales	Nine months ended April 30, 2006	% of Sales
Revenues:
Referrals	457,980	32.5	516,518	42.4
Membership & ClientBuilder	615,291	43.6	539,583	44.3
Wireless and mobility	319,066	22.6	126,640	10.4
Other	19,010	1.3	35,068	2.9
	1,411,347	100.0	1,217,809	100.0

The following table shows revenues and margins for the three months ended April 30, 2007, with comparative figures for the prior:

	Three months ended April 30, 2007	% of Sales	Three months ended April 30, 2006	% of Sales
Revenues:
Referrals	105,110	28.1	142,377	35.3
Membership & ClientBuilder	91,252	24.3	201,285	49.9
Wireless and mobility	160,949	42.9	47,866	11.9
Other	17,651	4.7	11,916	2.9
	374,962	100.0	403,444	100.0

Referral revenue decreased $37,267 (26.2%) from the three months ended April 30, 2006.  The decrease in referral revenues for the three months ended April 30, 2007 was the result of decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission.  The Company is transitioning towards generating leads through third-parties, and selling them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty.  This effort continues to recover declining referral revenues as management anticipated.  In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership & ClientBuilder revenues decreased $110,033 (54.7%) from the three months ended April 30, 2006.  This decrease is due to the Company changing its product and marketing strategy away from agents and towards brokers. Implementation and resources for completing projects have exceeded estimates; creating backlog in projects and sales pipeline.  The Company expect further backlog in future periods until it completes the development of a unified platform for its customers and obtains sufficient capital to expand operations to meet demand.  The sales structure under the broker centric model also contributed to the decline in membership and licensing revenues. The sales structure under the broker model is comprised of a license, shared transaction commissions and maintenance revenue.

Wireless and mobility revenue increased $113,083 (236.2%) from the three months ended April 30, 2006.  This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services including bundling services with the ClientBuilder product.  During the three months ended April 30, 2006, the wireless realty products were in their infancy; the Company was still developing and building wireless platforms.  As Most Home expands the marketing of its wireless technology, that provides faster response time to the end consumer, the Company anticipates further increases in revenues from these products.

The following table shows revenues and margins for the nine months ended April 30, 2007, with comparative figures for the prior year:

	Nine months ended April 30, 2007	% of Sales	Nine months ended April 30, 2006	% of Sales
Revenues:	1,411,347	100.0	1,217,809	100.0
Gross Margin:	757,353	53.7	477,158	39.2

The following table shows revenues and margins for the three months ended April 30, 2007, with comparative figures for the prior year:

	Three months ended April 30, 2007	% of Sales	Three months ended April 30, 2006	% of Sales
Revenues:	374,962	100.0	403,444	100.0
Gross Margin:	139,485	37.2	130,290	32.2

Gross margin for the three months ended April 30, 2007 was $139,185 (37.2%) compared to $130,290 (32.2%) for the comparable quarter ended April 30, 2006. Impacts of foreign exchange rates cause changes in the Company's gross margin.  The Canadian dollar strengthened over the prior year quarter which negatively influenced gross margin (see Foreign Currency Impact).

Wireless sales increased to 42.9% of total revenue for the three months ended April 30, 2007 compared to 11.9% for the three months ended April 30, 2006.  As a percentage of total revenue, referral fees decreased to 28.1% for the three months ended April 30, 2007 from 35.3% for the three months ended April 30, 2006.  As a percentage of revenue, membership and ClientBuilder sales decreased to 24.3% for the three months ended April 30, 2007 compared to 49.9% for the three months ended April 30, 2006.

Changes in the sources of revenue of the Company influence the gross margin percentage.

Gross margin on referral revenues have higher costs associated with it compared to our other revenue sources.  They are labor intensive, and therefore have a lower gross margin.  Other sources of revenue have fewer costs associated with them, thereby having a higher gross margin.  As referral revenue increases as a percentage of total revenue, total gross margin dollars will decrease, however, gross margin as a percentage of "overall" revenue would eventually increase due to our other higher gross margin revenue sources.

As the Company adds additional brokers to its list of customers, higher volumes are anticipated for referrals and higher referral revenue associated with it.  Unless we determine a need to reduce labor, our gross margin will decline as referral revenues decline.

Continued weakness in the U.S. dollar against the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows operating expenses as a percentage of sales for the nine months ended April 30, 2007, with comparative figures for the prior year:

	Nine months ended April 30, 2007	% of Sales	Nine months ended April 30, 2006	% of Sales
Amortization	122,941	8.7	132,841	10.9
Research and development	455,700	32.3	584,371	48.0
Selling, general and administrative	3,153,182	223.42	1,674,335	137.49
Total operating expenses	3,731,823	264.42	2,391,547	196.38

Amortization expense decreased slightly to $122,941 from the nine months ended April 30, 2007. The   decrease was due to reduced amortization on previously capitalized development costs that were written off as of July 31, 2006.

Research and development costs decreased $128,671 from prior year.  The Company is focused on development of its products and services; enhancing its existing products under a uniform product platform.  This may lead to further increases in research in development in future periods.

Selling, general and administrative costs increased 88.3% ($1,478,847) from the nine months ended April 30, 2006.  The main factor for this increase was non-cash stock compensation for the issuance and extension of stock options and warrants, totaling $867,645.  Excluding non-cash stock-based compensation, the increase was 41.0% ($611,202).

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method.  This added an additional $792,329 to the Company's net loss for the nine months ended April 30, 2007.  This was due to increased professional fees, including: legal, accounting and audit.  An increase in the value of the Canadian dollar also increased the Company's net loss.  The Company derives the majority of its expenses in Canadian dollars.

The following table shows operating expenses as a percentage of sales for the three months ended April 30, 2007, with comparative figures for the prior year:

	Three months ended April 30, 2007	% of Sales	Three months ended April 30, 2006	% of Sales
Amortization	38,014	10.1	42,049	10.4
Research and development	137,892	36.8	220,358	54.6
Selling, general and administrative	812,207	216.6	622,710	154.4
Total operating expenses	988,113	263.5	885,117	219.4

Amortization expense decreased slightly to $38,014 from $42,049 for the three months ended April 30, 2006. The decrease was due to reduced amortization on previously capitalized development costs that were written off as of July 31, 2006.

Research and development costs decreased $82,466 from prior year.  The Company is focused on development of its products and services; enhancing its existing products under a uniform product platform.  This may lead to further increases in research in development in future periods.

Selling, general and administrative costs increased 30.4% ($189,497) from the quarter ended April 30, 2006.  The main factor for this increase was non-cash stock compensation for the issuance and extension of stock options and warrants, totaling $18,852.  Excluding non-cash stock-based compensation, the increase was 5.9% ($52,636).  Professional fees increased approximately $4,000 from the prior year quarter.  An increase in the value of the Canadian dollar also increased the Company net loss.  The Company derives the majority of its expenses in Canadian dollars.

Working capital deficiency at April 30, 2007 was $1,911,135 compared to $898,623 at July 31, 2006.  See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2007.

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

If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying values reflected in the consolidated financial statements. As described elsewhere in this report, at April 30, 2007, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Liquidity and sources of capital

Working capital deficiency was $1,911,135 at April 30, 2007.

During the nine-month period ended April 30, 2007 Most Home's operations used $1,117,648 in cash. Cash required by Most Home during the three months ended April 30, 2007 was generated through, short-term borrowings, loans, and capital raising activities (which generated $1,032,484, net of issuance costs, through the private sale of stock and the exercise of stock options and warrants).

Management anticipates that cash flow requirements for the twelve months ended April 30, 2008 will be met through the exercise of outstanding stock options and warrants, private placements of stock, subscriptions receivable, and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

Management anticipates cash flow needs for the twelve months ended April 30, 2008 are as follows:

General and administrative	1,400,000
Capital purchases	200,000
Product development	200,000
Debt and liability reduction	1,200,000
3,000,000

Management anticipates raising $3,000,000 in capital to fund the operations in addition to any capital raised for acquisition purposes.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

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

In May 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

The Company's securities should be purchased only by persons who can afford to lose their entire investment. Prospective investors should read this entire quarterly report in conjunction with our Annual Report filed on Form 10-KSB and carefully consider, among others, the following risk factors in addition to the other information in this report prior to making an investment.

Most Home has suffered losses in the past

Most Home incurred a net loss of $2,974,470 for nine months ended April 30, 2007, incurred a net loss of $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005.  From the date of its formation through April 30, 2007, Most Home incurred net losses of $9,870,838.  Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1446 for the nine months ended April 30, 2007 compared to 1.1676 for the nine months ended April 30, 2006. This represents an increase of approximately 2.0%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the nine months ended April 30, 2007. The Company does not currently engage in foreign currency hedging activities.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of June 12, 2007, the exercise or conversion of which could result in the issuance 11,788,208 additional shares of common stock representing 34.5% of the issued and outstanding shares.  To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

Most Home may not be able raise sufficient funds to close on an acquisition currently being considered.

Most Home is in the process of signing a definitive agreement to purchase all the outstanding shares of a Call Center with a purchase price of $30,000,000 plus an Earn Out based on meeting revenue targets.  The consideration for the acquisition has been amended to include a formula for Earned-Out-Shares that may result in a significant but undetermined number of Most Home shares being issued.  Presently, there is only a non-binding Deal Sheet Agreement in Principle signed on April 12, 2007.  As of June 12, 2007 no formal agreement has been reached. The Company is currently working on finalizing the Definitive Agreement and completing its due diligence review to close the transaction.

Most Home needs additional capital of $27,000,000 to close the acquisition.  Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock (See also Rule 15g-9 above regarding penny stock risks).  Any debt offering will incur substantial interest charges and terms may not be favorable to the Company.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended April 30, 2007:

On April 11, 2007, we issued a total of 250,000 shares of common stock and 250,000 share purchase warrants to an accredited investor for total proceeds of $100,000.  Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.65 per share for a period of three years from closing.

The securities were sold to the accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended.  All securities issued were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.  No commission paid in connection with the private placement.  No general solicitation or general advertising was conducted in connection with the sales of the securities.

(b) Subsequent to the three months ended April 30, 2007:

In May 2007, we received subscription proceeds of $200,000 from an accredited investor who is also an existing shareholder.  The subscriber is purchasing a total of 500,000 shares of common stock and 500,000 share purchase warrants, at a price of $0.40 per unit.  Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.64 per share for a period of three years from closing.  We are waiting for the proper paperwork to be completed before issuing the securities.

The securities will be sold to the accredited investor pursuant to Regulation 506 under the Securities Act of 1933, as amended.  All securities will be issued as "restricted securities" and will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.  No commission is paid in connection with the private placement.  No general solicitation or general advertising was conducted in connection with the sales of the securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 20, 2007, at which time the shareholders approved the following:

1.	To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
		For	Withheld
	Kenneth Galpin	24,866,812	nil

	For	Withheld
Ken Landis	24,866,812	nil
George Shahnazarian	24,866,812	nil
David Smalley	24,866,812	nil
David Woodcock	24,866,812	nil

		For	Against	Abstain
2.	Ratification of the appointment of Manning Elliott as our independent auditors.	24,866,812	nil	0

Item 5. Other Information

On April 13 and 30, 2007, the Company borrowed a total of US$90,082 (equivalent of CAD$100,000) from George Shahnazarian, a director of the Company.  The loan accrues interest at a rate of 10% per annum, are secured by a promissory note and repayable on demand.

On June 8, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire all the shares of a privately held, US-based call center operation ('the target') in a cash and share transaction valued at $30,000,000. On October 24, 2006, the Company announced an amended non-binding letter of intent to acquire all the shares of the Target. This non-binding letter of intent has since expired; however, on April 12, 2007 the Company and Target have signed a non-binding Deal Sheet Agreement in Principle. The consideration has been amended to include a formula for Earned-Out-Shares that may result in a significant but undetermined number of Most Home shares being issued.  Presently, there is no formal agreement.  The Company is currently working on finalizing the Definitive Agreement and completing its due diligence review to close the transaction.

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

MOST HOME CORP.

Date: June 19, 2007	By:	/s/ Kenneth Galpin
Kenneth Galpin, President and Chief Executive Officer

Date: June 19, 2007	By:	/s/ Michael Schutz
Michael Schutz, Chief Financial Officer