Form 10KSB
period 2007-07-31
MOST HOME CORP
filed 2007-11-13
CIK 1047965

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2007

OR

❒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29067

 Most Home Corp.
(Name of Small Business Issuer in its charter)

Nevada (State of incorporation)	98-0173359 (IRS Employer Identification No.)
Unit 1 - 11491 Kingston St. Maple Ridge, British Columbia, Canada (Address of Principal Executive Office)	V2X 0Y6 Zip Code

Registrant's telephone number, including Area Code: (604) 460-7634

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒

The Company's revenues during the year ended July 31, 2007 were $1,962,734.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company computed based upon the average bid and asked prices of the Company's common stock on November 6, 2007 was approximately $3,839,720.

As of November 6, 2007 the Company had 34,901,591 issued and outstanding shares of common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

ITEM 1. BUSINESS

Corporate History

Most Home Corp. (the "Company" or "Most Home") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations Most Referred Real Estate Agents Inc. and Home Finders Realty Ltd. (the "acquired companies") in a transaction that was accounted for as a purchase of the companies. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On July 31, 2001 the acquired companies merged into Most Referred Real Estate Agents Inc. (collectively "Most Referred(R)"). On March 11, 2002, the shareholders of the Company approved a change in the name of the Company to Most Home Corp.

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

The letter of intent expired and no legal obligations are owed to each other, although the parties continue to act and deal with each other.  The definitive agreement has not been executed and the Company is still performing its due diligence review.

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

On November 2, 2006 Most Home entered into a master services agreement with Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. for the provisioning of lead management services. Under the terms of the agreement, Most Home will make available its lead response, qualification and management services to Wells Fargo's mortgage affiliates. Most Home will be paid on a per lead basis for the services. Well's Fargo has additionally paid a nominal upfront fee to the Corporation.

On February 5, 2007, Most Home provided a progress report regarding the acquisition of the US based Call Center noted above.  The Company had received the draft audited financial statements as required by the SEC and due diligence review, and expected the final form audit to follow shortly thereafter.  Most Home is currently performing its legal review of the Company and in progress of securing the financing to close the transaction.

On February 5, 2007, the Company also announced the extension of the expiry dates for certain share purchase warrants in 2002 and 2005. 300,000 warrants with an exercise price of $0.324 have been extended to expire on July 28, 2009, the previous expiration being January 28, 2007. These warrants were issued in relation to services being provided to the Company which remain ongoing to date. 995,251 warrants with an exercise price of $0.70 have been extended to expire on July 30, 2007, the previous expiration being January 30, 2007. By extending these warrants, management anticipates an injection of funds up to approximately $790,000 over the next six months. The financial impact for this extension is not material to the Company.

On March 23, 2007, the Company announced the retention of investment banking firm Merriman Curhan Ford & Co. to serve as the Company's exclusive financial advisor. Merriman Curhan Ford & Co. will focus on advising the Company's management team on the identification and pursuit of potential acquisitions in support of broadening Most Home's lead response & customer management solutions to help meet growing demand for the Company's services.

On July 19, 2007, Most Home announced a strategic marketing agreement with Trulia.com through which real estate companies can more accurately track and convert Trulia consumer traffic into qualified leads for their sales associates. Trulia brokerage partners who opt to integrate Most Home's eTeam lead management services into their marketing strategy are enhancing their ability to achieve higher rates of lead conversion. In addition, this relationship will assist participating brokers and agents in understanding the value of their online marketing initiatives.

Overview

More and more marketing dollars are moving online, raising the bar for corporate expectations of traditional Web sites. According to a recent study by eMarketer, U.S. Internet advertising spending reached $16.4 billion in 2006, a nearly 31 percent increase over 2005. In 2007, spending is projected to reach nearly $20 billion. In its current U.S.-based forecast, Jupiter Research says that email marketing spending will grow to $1.1 billion by 2010, "fueled by spending on retention, acquisition, and transactional email." There is no doubt that the Internet is a critical component of marketing and sales strategies for organizations large and small.

A Web site is one of the most multi-faceted communication tools that marketers have at their disposal. It is immediate, dynamic, and globally accessible. It is now at the center of most offline and online marketing activities.  eMarketing, the practice of utilizing all the versatility the Internet offers, is as much a strategy as it is a compelling set of technologies and practices. The goals are clear and universal:

  Targeted lead generation

  Maximized lead conversion

  Consistent retention for up sell opportunities

  Analytics for effective measurement

Over the past three years there has been a substantial move by residential real estate brokerages in the U.S and Canada to move their listing inventories online into a multitude of online advertising portals which drive millions of consumer enquiries to real estate brokers and agents. Over this period of time the need within the industry has moved from generating leads to now converting these leads into profitable business.

Most Home Corp., through its wholly owned subsidiary Most Home Real Estate Services Inc. (Most Home), provides a total eMarketing solution and technology platform to help real estate brokerage organizations increase their online lead conversion rates and track and measure their operational effectiveness. Most Home's unique lead conversion process and platform improves marketing returns  and is currently being deployed on a national and regional level to over 20 leading companies across the United States and Canada representing over 20,000 sales associates.

Most Home also provides a wireless MLS platform for Realtors through MLS Service Provider partners. This technology, acquired from Executive Wireless in 2005 enables the real time distribution of MLS data to professional Realtors in over 25 markets. At the core of this product is a listings aggregation service which is used across the Most Home product lines to provide homes by e-mail, listing alerts, consumer search, and lead matching with properties.

Finally, Most Home owns and operates The Most Referred Network which provides a complete web marketing solution for individual real estate agents. Integrated web sites, IDX (Internet Data Exchange), listings management, lead generation, capture, and qualification are all bundled into a hosted solution.

Most Home draws on the strength and flexibility of its platforms to provide solutions tailored to the individual requirements of its clients. The extent of the solutions provided is largely dependent on the client's existing business model and technical platforms.

Products and Services

Lead Conversion Platform

Most Home provides its lead conversion process, platform and personnel to top North American residential real estate brokerage companies. The company offers solutions for brokerages and their sales associates.

Process

Most Home's unique lead conversion process provides a best practices guideline to assist its clients to measure their activities and effectiveness prior to adopting the Most Home platform solution. This evaluation includes the lead generation, capture, response, qualification, distribution and cultivation components of the client's online activities and strategy.

From this analysis Most Home is able to tailor a platform solution for the client that will help them achieve their specific goals and objectives.

Platform

Over the past year Most Home has significantly enhanced its lead conversion platform. In addition to converting its core CRM functionality to a customized version of the industry leading Right Now Technologies system, Most Home has integrated its own listing search engine, wireless capabilities and reporting dashboard. Most Home is continually adding functionality to its platform and versions now in development will include a buyer's registry and Targus Info integration and more robust audit routines.

Personnel

Most Home offers its clients two choices with respect to operation of the lead conversion platform. Most Home will provide full recruiting; training and management of an in-house eTeam drawn from the clients own staff or it can provide licensed Most Home eTeam personnel on a private label, outsourced basis.

Wireless MLS

Wireless Realty 4.3 provides a greater level of customization at the agent level that enables real estate professionals to access frequently used searches and listings quickly. In addition to hotsheet searches, property searches and agent and office roster searches, Wireless Realty 4.3 incorporates a comprehensive set of time-saving features that helps real estate professionals organize, save and share listing information easily from BlackBerry(R), Palm(R) Treo(TM), iPhone(TM), Windows Mobile(R) and other Smartphone devices.

Wireless Realty 4.3 features include:

My Active Listings: By clicking on this link, each real estate agent will immediately access all of their active listings, which are automatically identified and displayed on their device.

Favorites: Allows real estate agents to flag specific properties that may be of interest to their clients for the instant retrieval at a later time.

Saved Searches: Enables real estate agents to store multiple searches so they can manage their book of business and provide quick updates on available properties to their buyer prospects.

Multiple Photos: Gives real estate agents the ability to provide home buyers and sellers the enhanced content that they demand by displaying all the photos attached to a listing, in full color.

Enhanced User-Level Authentication: Prevents unauthorized access to the MLS with full compliance to industry standard security protocols such as RSA SecurID(R).

Most Referred Network

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

Clients

As of July 31, 2007 Most Home serves more than 20 significant real estate companies ranging from regional boutique firms to national brands.

Most Home's Lead Conversion Platform is private labeled for industry leaders such as RE/MAX Ontario-Atlantic, RE/MAX Western Canada, and Wells Fargo Home Mortgage.

Wireless Realty licenses totaled 26 in 2007. The Wireless Realty platform is now available through site license agreements to over 400,000 real estate professionals throughout the US and Canada.

The Most Referred Network is currently in a maintenance mode awaiting the launch of a new content based strategy. Presently there are fewer than 1000 paying members on Most Referred.

Product Development and Technology

Most Home's product development efforts are focused on improving and enhancing our existing solutions and service offerings. Most Home's development process incorporates our long term strategic view of the market and incorporates feedback directly from our clients and their customers.

Most Home is currently developing products and solutions to broaden our offerings in the real estate and lending vertical markets. Development teams focused on Wireless, Lead Management and MLS data aggregation and display. The Company's clients all run on a shared platform and our development efforts are focused on current and future releases of our products. Research and development efforts decreased during fiscal 2007 as the majority of our customers were transitioned over to a shared platform.

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

Employees

As of November 6, 2007 the Company employed 42 people, including 2 contractors on a full-time basis; 12 of these employees are licensed REALTORS(R) or have real estate experience and 2 employees are currently enrolled in a REALTOR(R) licensing course.

Growth Strategy

Most Home's goal is to become the dominant provider of lead conversion and wireless MLS solutions in the residential real estate brokerage vertical: a market expected to exceed $100 million annually within the next 36 - 60 months. In order to achieve this goal Most Home plans to grow its business organically and make strategic acquisitions that will bring added mass and capabilities.

Organically Most Home seeks to meet the following objectives:

Achieve operating profitability in Fiscal 2008;
Secure additional growth capital;
Scale its operations to meet client demands;
Grow its reputation as a reliable vendor; and
Deliver on the promise of increased client ROI.

Most Home also seeks to grow through strategic acquisitions and is currently in negotiations to acquire two firms.

As previously announced, Most Home is in advanced negotiations to acquire a Utah based call center operation that would add significant new capacity, capabilities and credibility to our operations. The target acquisition has substantial revenues and is solidly profitable. The acquisition would be financed with a combination of debt and new equity with the vendors taking about one third of the $27,000,000 purchase price in common shares of Most Home. Despite the protracted length of the negotiations, both parties remain committed to completing a successful transaction as quickly as possible. Most Home has completed its due diligence on the target including the completion of audits covering the 2004 - 2006 fiscal years. Currently, Most Home is working to finalize a definitive purchase agreement with the vendors.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $3,679,006 for the year ended July 31, 2007, incurred a net loss of $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005.  From the date of its formation through July 31, 2007, Most Home has incurred net losses of $10,575,374.  Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 85% of its revenues from U.S. sources and nearly 90% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.1258 for the year ended July 31, 2007 compared to 1.1551 for the year ending July 31, 2006. This represents an increase of approximately 2.5%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the year ending July 31, 2007. The Company does not currently engage in foreign currency hedging activities.

Most Home is dependant on additional financing to expand its operations.  If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans.  Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others.  Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock.  The Report of Independent Registered Public Accounting Firm with respect to Most Home's consolidated financial statements for the fiscal year ended July 31, 2007 includes an additional explanatory paragraph that states there exists substantial doubt about Most Home's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of November 6, 2007, the exercise or conversion of which could result in the issuance 12,634,208 additional shares of common stock representing 36.2% of the issued and outstanding shares.  To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

Most Home may not be able raise sufficient funds to close on an acquisition currently being considered.

Most Home is in the process of signing a definitive agreement to purchase all the outstanding shares of a Call Center with a purchase price of $30,000,000 plus an Earn Out based on meeting revenue targets.  The consideration for the acquisition has been amended to include a formula for Earned-Out-Shares that may result in a significant but undetermined number of Most Home shares being issued.  Presently, there is only a non-binding Deal Sheet Agreement in Principle signed on April 12, 2007.  As of November 6, 2007 no formal agreement has been reached. The Company is currently working on finalizing the Definitive Agreement and completing its due diligence review to close the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are located at Unit 1, 11491 Kingston St., Maple Ridge, B.C., Canada. The Company is leasing this 13,106 square feet of operations of executive offices at $10,425 per month until November 30, 2007.  The Company is currently in discussions with the property owner to negotiate a new \lease .

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

As of November 6, 2007, there were approximately 103 owners of record of the Company's common stock. The Company's common stock is traded on the NASD's OTC Bulletin Board under the symbol "MHME". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-

down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on May 5, 1998.  The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
10/31/05 01/31/06 04/30/06 07/31/06	0.80 0.62 0.70 0.90	0.24 0.25 0.25 0.51
10/31/06 01/31/07 04/30/07 07/31/07	0.85 0.84 0.69 0.64	0.58 0.40 0.46 0.43

The average bid to ask price of the Company's stock on November 6, 2007 was $0.30.

Dividends

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

Preferred Stock

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

On August 18, 2007 and July 27, 2007, the Company canceled 3,500,000 Series B Preferred Stock, having a par value of $0.001 per share, and 1,750,000 Series C Preferred Stock, having a par value of $0.001 per share, respectively, from its designated share capital, both series of which do not have any outstanding shares.  The Company is authorized to issue a total of 100,000,000 shares of Preferred Stock, and has designated 4,500,000 shares as Series A Preferred Shares, of which 1,164,183 Series A Preferred Shares are issued and outstanding.

Securities authorized for issuance under equity compensation plans

As of July 31, 2007, the following shares were authorized under equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)(2)	4,692,720	$0.41	1,023,280
Equity compensation plans not previously approved by security holders	8,407,488	$0.53	Not applicable

(1)  Number of securities for each plan is as follows:

Type of Option	Total Shares Reserved Under Plans	Shares to be issued upon exercise of Outstanding Options	Shares issued upon exercise of Outstanding Options	Number of Shares remaining available for future issuance under Plan
Incentive Stock Option Plan	3,500,000	1,500,000	1,745,000	255,000
Non-Qualified Stock Option Plan	4,500,000	2,855,720	539,000	768,280

(2)  This number does not include the 498,056 shares issued pursuant to the Company's 2000 Stock Bonus Plan, the 1,944 bonus stock available for granting under the 2000 Stock Bonus Plan, the 660,827 shares issued pursuant to the Company's 2004 Stock Bonus Plan, or the 1,339,173 bonus stock available for granting under the 2004 Stock Bonus Plan, which plans have been approved by security holders. See discussions under subheading Stock Bonus Plan in Item 10.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended July 31, 2007, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

Unregistered securities issued during the first nine months of fiscal year ended July 31, 2007 have previously been included in the Company's Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, if applicable.

On July 10, 2007, a holder converted 535,817 Series A Preferred Shares into 535,817 shares of common stock of the Company. The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

On June 26, 2007, the Company extended by two years the expiry date of 300,000 outstanding warrants to purchase shares of common stock exercisable at $.324 per share held by David Smalley, a director of the Company, and his partners.  The warrants were issued in January 2002 and originally had an expiry date of July 28, 2007, with the extension the warrants now have an expiry date of July 28, 2009.

On June 26, 2007, the Company granted 327,000 stock options to two directors (George Shahnazarian and David Smalley).  These options have an exercise price of $0.51 per share and an expiry date of June 25, 2010.

On June 29, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.64 per share for a period of three years.

On July 10, 2007, the Company issued 500,000 units at a price of $0.40 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase on additional common share at an exercise price of $0.64 per share for a period of three years.

On July 25, 2007, the Company extended by six months the expiry date of 995,251 warrants to purchase shares of common stock exercisable at $.70 per share held by nine investors of the Company.  The warrants were issued in January 2005 and had an expiry date of July 31, 2007, with the extension the warrants now have an expiry date of January 30, 2008.

Also on July 25, 2007, the Company extended by one year the expiry date of 625,000 warrants to purchase shares of common stock exercisable at $.20 per share held by a consultant of the Company.  The warrants were issued in August 2005 and had an expiry date of August 28, 2007, with the extension the warrants now have an expiry date of August 28, 2008.

On July 31, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase on additional common share at an exercise price of $0.65 per share for a period of three years.

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

The statement of operations for the Company for the years ended July 31, 2007 and 2006 follows.

	Year Ended July 31, 2007	Year Ended July 31, 2006
Revenue:	$ 1,962,711	$ 1,791,580
Cost of sales	875,327	1,136,994
Gross margin	1,087,384	654,586
Amortization Impairment of intangible assets Research and development Selling, general and administrative	168,560 - 575,136 3,972,913	269,744 214,252 678,239 2,411,437

	Year Ended July 31, 2007	Year Ended July 31, 2006
Total operating expenses	4,716,609	3,573,672
Loss from operations	(3,629,225)	(2,919,086)
Interest Expense	(48,487)	(45,236)
Loss on disposal of equipment	(1,294)	(45,236)
Loss Before Income Taxes	(3,679,006)	(2,964,322)
Income Tax Recovery	-	16,235
Foreign Currency Translation Adjustments	(114,184)	(6,288)
Comprehensive Loss	(3,793,190)	(2,954.375)
Net loss per share, basic and diluted	(0.12)	(0.12)

Summarized balance sheet information as of July 31, 2007 and 2006 is as follows:

	July 31, 2007	July 31, 2006
Current Assets Total Assets Current liabilities Total liabilities Working Capital Deficit Stockholders' Equity	353,025 1,489,179 2,504,811 2,509,007 (2,151,786) (1,019,828)	357,179 1,512,940 1,255,802 1,255,802 (898,623) 257,138

Year ended July 31, 2007 as compared to year ended July 31, 2006

Revenues for the year ended July 31, 2007 were $1,962,711 compared to $1,791,580 for the previous year ended July 31, 2007. The following table shows revenue comparisons to prior fiscal year:

	Year ended July 31, 2007	% of Sales	Year ended July 31, 2006	% of Sales
Revenues:
Referrals	696,144	35.5%	770,071	43.0%
Membership	457,817	23.3%	567,360	31.7%
Clientbuilder	422,398	21.5%	216,522	12.1%
Wireless and mobility	370,858	18.9%	229,738	12.8%
Other	15,494	0.8%	7,889	0.4%
	1,962,711	100.0%	1,791,580	100%

Referral revenue decreased $73,926 from the fiscal year ended July 31, 2006.  The decrease in referral revenues for the year ended July 31, 2007 was the result of decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission. The Company is transitioning towards generating leads through third-parties, and selling them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty.  This effort continues to recover declining referral revenues as management anticipated.  In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership revenue decreased from prior year $109,544 or 19.3%.  This was expected as the Company transitioned over from their agent based model to their Clientbuilder broker based business.  Management has transitioned to a broker based business because they feel there is more revenue and profits attached to it.  In order for membership revenue to increase, the Company will need to inject more capital to the program.

ClientBuilder revenues increased $205,876 (95.1%) for the year ended July 31, 2007.  The major increase came from the Company changing its product and marketing strategy away from agents (membership revenue) and towards brokers (Clientbuilder). The increase is attributed to renegotiating two contracts with RE/MAX of Canada in late fiscal 2007.  These 2 contracts have doubled their previous monthly revenues. The Company has also signed 8 new broker contracts in the past few years.  Management anticipates these revenues to rise during fiscal 2008.

Wireless and mobility revenue increased to $370,858 for the year ended July 31, 2007, compared to $229,738 for the year ended July 31, 2006.  This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services including bundling services with the Clientbuilder product.  Most Home has entered an additional 6 markets from this year which has added to the increase from prior year.  Most Home believes that wireless technology that provides faster response time to the end consumer and can be combined with our Clientbuilder products.  This will generate higher revenues for fiscal 2008,

The following table shows revenues and margins for the fiscal year ended July 31, 2007, with comparative figures for the prior year:

	Year ended July 31, 2007	% of Sales	Year ended July 31, 2006	% of Sales
Revenues:	1,962,711	100.0%	1,791,580	100.0%
Gross Margin:	1,087,384	55.4%	654,586	36.5%

Gross margin for the year ended July 31, 2007 was $1,087,384 (55.4%) compared to $654,856 (36.5%)for the year ended July 31, 2006.

Gross margin increased from prior year due to a headcount reduction and a change in revenue mix  A net headcount reduction during fiscal 2007 reduced our payroll costs for the fiscal year.  This was offset by some additional hires into our eTeam call center.  Gross margin also increased due to the change in mix of revenues.  Our wireless revenue has limited direct costs associated with it.  As this revenue increases, the gross margin will increase.

Continued weakness in the U.S. dollar against the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows operating expenses as a percentage of sales for the fiscal year ended July 31, 2007, with comparative figures for the prior year

	Year ended July 31, 2007	% of Sales	Year ended July 31, 2006	% of Sales

Amortization	168,560	8.6%	269,744	15.1%
Impairment loss on intangible assets	-	0.0%	214,252	12.0%
Research and development	575,136	29.3%	678,239	37.9%
Selling, general and administrative	3,972,913	202.4%	2,456,673	137.3%
Total operating expenses	4,716,609	240.3%	3,618,908	202.0%

Amortization expense decreased $101,184 from the year ended July 31, 2006.  The   decrease was due to reduced amortization on previously capitalized development costs that were written off as of July 31, 2006.  A portion of assets was fully amortized during the year as well.

There was no impairment loss on intangible asset during the year ended July 31, 2007.  During the prior fiscal year, an impairment loss was recorded on intangible assets that related to certain wireless and other software projects. The full amount was capitalized during Q2 and Q3 of fiscal 2006.  Per SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Lease, or Otherwise Marketed", management could not support that technological feasibility had been obtained and subsequently wrote down the capitalized projects to nil.

Research and development costs decreased $103,103 from prior year.  During fiscal 2007, the company transitioned to a uniform platform which reduced costs.  This has allowed Most Home to sign contracts with major brokerages.  The Company is shifting its focus from agent-based to broker-based solutions.   Management anticipates this will reduce our costs going forward as we implement these contracts using a uniform platform.

Selling, general and administrative costs increased $1,561,476 from the year ended July 31, 2006.  Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method.  This added an additional $1,047,471 to the Company's net loss for the year ended July 31, 2007.  The increase in stock based compensation mainly related to the extension of certain options and warrants during the year ended July 31, 2007.  The following table shows the increase in SGA.

	Year ended July 31, 2007	% of Sales	Year ended July 31, 2006	% of Sales
SG&A before stock-based compensation	2,925,427	149.0%	2,064,534	115.2%
Stock-based compensation	1,047,486	53.4%	392,139	22.1%
Selling, general and administrative	3,972,913	202.4%	2,456,673	137.3%

SG&A before stock based compensation increased due to several reasons.  Most notably, the Company hired the Chief Financial Officer in April 2006, and VP of Sales & Customer Service in November 2006.  There were also 4 additional hires in the year to serve our new accounts.  An increase in the value of the Canadian dollar also increased the Company net loss.  The Company derives the majority of its expenses in Canadian dollars.

Working capital deficiency at July 31, 2007 was $2,151,786 compared to $898,623 at July 31, 2006.  See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2007.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

Certain information with respect to our directors and executive officers as of November 6, 2007, are as follows:

Name	Age	Present position with the Company	Audit Committee	Compensation Committee
Kenneth Galpin	48	CEO, President and a Director
Ken Landis	49	Director	X	X
George Shahnazarian	50	Secretary and a Director	X	X
David Smalley	47	Director		X
David Woodcock	75	Director and Chairman of the Board	X	X
Michael Schutz	33	Chief Financial Officer and Treasurer
Jim Secord	39	President of Most Home Real Estate Services inc.

Kenneth Galpin has been the Company's CEO, President and a director since September 2000, and is the sole director and CEO of Most Home Real Estate Services Inc. Prior to his association with the Company Mr. Galpin was President of Beacom Online Systems Inc. from February 1998 to present. Mr. Galpin was also V.P. of MacDonald Capital from March 1995 to December 1996.

Ken Landis has been a director of Most Home Corp. since December 2000. For the past year, Mr Landis has become involved in the Commericial Real Estate industry and owns a brokerage firm that specializes in Gas Stations and Car Washes.  Prior to this, Mr. Landis was the owner of Landmark Truss and Lumber

Inc., an integrated manufacturer for the wood and building industry, supplying trusses to the building industry in Canada, the Western United States and the Pacific Rim.

George Shahnazarian has been the Company's Corporate Secretary since September 2000 and has been a director of Most Home since May 2005.  Prior to his association with the Company, Mr. Shahnazarian was CFO and part owner of M.G.A. Connectors in Maple Ridge, B.C. from 1985 to 2004.  In May of 2004, M.G.A. Connectors was sold to Simpson Strongtie in the U.S. and Mr. Shahnazarian was retained and is still Controller of its Canadian operations.

David Smalley has been a director of Most Home since May 2005.  Mr. Smalley is a partner at Fraser and Company LLP where he practices corporate and securities law in Vancouver, B.C.  Mr. Smalley was called to the Law Society of British Columbia in 1989.  He received a Bachelor of Law degree from the University of British Columbia in 1988.  He is a also director of Extreme CCTV Inc., a Toronto Stock Exchange listed company, and Enviro Energy Capital Corp., a TSX Venture Exchange listed company.

David Woodcock has been a Most Home Board member since December 2000, Mr. Woodcock currently serves as the Company's Chairman of the Board.  He started his career as one of the early executive search practitioners in the U.S.  In the mid-1960's, he worked closely with Pete Roselle of the National Football League to research, design and develop an intellectual licensing enterprise, NFL Properties, Inc., the first of its kind in the sports industry.  Mr. Woodcock became President of Harrell International, Inc., the developer and marketer of new products, such as Formula 409 and others.  With Wilson Harrell, Mr. Woodcock was instrumental in the growth of Inc. Magazine as a force in the media marketplace. Joined by Art Linkletter, well-known businessman and television personality, the three were involved in numerous enterprises.  Mr. Woodcock became managing partner of Harrell Woodcock & Linkletter, a private strategic, planning and investment partnership. AIMS Worldwide acquired the firm in March of 2005.

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

Jim Secord has been V.P. Business Development of the Company since January 2006.  He is also president of our wholly-owned subsidiary, Most Home Real Estate Services Inc. since July 31, 2006.  Previously, Mr. Secord worked on a consulting basis with the Company since October, 2003.  Prior to joining Most Home, Mr. Secord was V.P. of Technology for First American MLS Solutions Inc. (formerly Interealty), creating award winning software applications for sales professionals.

Board Committees

The Board of Directors currently has an Audit Committee and a Compensation Committee.

Audit Committee

The Audit Committee currently consists of David Woodcock, Chairman, Ken Landis and George Shahnazarian.  Except for Mr. Shahnazarian, who is an officer of the Company, all are independent within the meaning of the Nasdaq listing standards.  During the fiscal year ended July 31, 2007, the Audit Committee held 3 meetings.  All of our Audit Committee members attended the meeting.  The Audit Committee has not adopted a charter.  The functions of the Audit Committee includes nominating the independent auditors for appointment by the Board; meeting with the independent auditors to review and approve the scope of their audit engagement; providing input, feedback and direction regarding the finances of the Company.  The Audit Committee will collaborate at the end of each quarter to review, discuss and approve each 10-QSB and the annual 10-KSB.  The Audit Committee also communicates with the independent auditors as needed.

Our Board of Directors has determined that Mr. Shahnazarian is a committee financial expert and is worthy of being on the audit committee.

Compensation Committee

The Compensation Committee has overall responsibility for evaluating and approving the compensation and benefits for our executive officers, and administering our stock purchase and stock option plans. The Compensation Committee is composed of David Woodcock, Ken Landis, George Shahnazarian and David Smalley.  Except for Mr. Shahnazarian, who is an officer of the Company, and Mr. Smalley, who is a partner of a law firm that received compensation from the Company for the provision of legal services, all are independent within the meaning of the Nasdaq listing standards.  Mr. Woodcock serves as the chair of the Compensation Committee.  During the fiscal year ended July 31, 2007, the Compensation Committee held 2 meetings.  All of our Compensation Committee members attended the meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange

Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company.  To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

Kenneth Galpin and Michael Schutz were each late in filing one report concerning two transactions.  David Smalley was late in filing one report concerning one transaction.  Andrew Hoff was late in filing reports concerning 10 transactions.

We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

Name Executive Officers

The following table sets forth in summary form the compensation received by the following persons, who we refer to the named executive officers, during the fiscal years ending July 31, 2006, and July 31, 2007:

(i)         our principal executive officers - our Chief Executive Officer and Chief Financial Officer;

(ii)         each of our two most highly compensated executive officers who received in excess of $100,000; and

(iii)        up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Galpin,	2007	135,015	-	-	179,051(1)	-	-	-	314,066
CEO and President	2006	143,000	-	-	51,284(2)	-	-	-	194,284
Michael Schutz,	2007	92,992	-	-	-	-	-	-	92,992
CFO	2006	28,881	-	-	3,200(3)	-	-	-	32,081
Jim Secord,	2007	117,250	-	-	-	-	-	-	117,250
President of Most Home Real Estate Services Inc.	2006	117,000	-	-	24,000(4)	-	-	-	141,000

Narrative Disclosure to Summary Compensation Table

The following shows the amounts the Company expects to pay its officers during the year ending July 31, 2008 and the time the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

Name	Proposed Compensation	Time to be Devoted To Company's Business
Kenneth Galpin	$12,666 per month	100%

Name	Proposed Compensation	Time to be Devoted To Company's Business
Jim Secord	$11,000 per month	100%
Michael Schutz	$8,333 per month	100%

We have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.  All our officers are paid in Canadian dollars and the appropriate current Foreign Exchange Rate has been reflected in the above noted tables.

On November 5, 2006, the Board of Directors approved the extension of 375,000 non-qualified stock options granted to Mr. Galpin on November 5, 2003 at an exercise price of $0.30.  These options originally expired on November 5, 2006.  Mr Galpin was granted an extension for one year to November 5, 2007.  The Company recorded $179,051 for the extension of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments.  These options were not exercised by Mr. Galpin and have expired effective November 5, 2007.

On April 10, 2006, Mr. Galpin was granted 160,264 non-qualified stock options at an exercise price of $0.56.  100,000 of these options will expire on April 10, 2009, and the remaining 60,264 will expire on April 10, 2010. The Company recorded $51,284 for granting of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments.

On April 10, 2006, Mr. Schutz was granted 10,000 non-qualified stock options at an exercise price of $0.56.  The options will expire on April 10, 2009. The Company recorded $3,200 for granting of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments.

On April 10, 2006, Mr. Secord was granted 75,000 non-qualified stock options at an exercise price of $0.56.  The options will expire on April 10, 2009.  The Company recorded $24,000 for granting of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments.

Outstanding Equity Awards at Fiscal Year Ending July 31, 2007

The following table provides information on unexercised options, stock that has not vested, and equity incentive plan awards held by our named executive officers on July 31, 2007:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Others Rights That Have Not Vested ($)
Kenneth Galpin	375,000 300,000 60,264 -	- - - 100,000	- - - -	$0.30 $0.60 $0.56 $0.56	11/05/07 11/16/07 04/10/10 04/10/09	- - - -	- - - -	- - - -	- - - -
Michael Schutz	-	10,000	-	$0.56	04/10/09	--	-	-	-
Jim Secord	-	75,000	-	$0.56	04/10/09	--	-	-	-

Compensation of Directors

The following table provides information on the compensation paid by us to our directors for the fiscal year ended on July 31, 2007.  For information on Kenneth Galpin, see Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Landis	-	-	-	-	-	-	-
George Shahnazarian	-	-	60,000(1)	-	-	-	60,000
David Smalley	-	-	38,100(2)	-	-	29,741(3)	67,841
David Woodcock	-	-	-	-	-	-	-

On June 26, 2007, the Company granted Mr. Shahnazarian 200,000 non-qualified stock options at an exercise price of $0.51.  The options will expire on June 26, 2010 and vested immediately.  The Company recorded $60,000 for granting of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments

On June 26, 2007, the Company granted Mr. Smalley 127,000 non-qualified stock options at an exercise price of $0.51. The options will expire on June 26, 2010 and vested immediately.  The Company recorded $38,100 for granting of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments

On January 24, 2007, the Board of Directors approved the extension of 75,000 share purchase warrants  granted to Mr. Smalley on January 29, 2002 at an exercise price of $0.324.  These options originally expired on January 28, 2007.  Mr Smalley was granted an extension until July 28, 2009.  The Company recorded $29,741 for the extension of these shares based on Statement of Financial Accounting Standard 123R, Share-Based Payments.

Narrative to Director Compensation Table

The Company does not pay its directors for attending meetings of the Board of Directors.  We reimburse our directors for any expenses incurred in attending Board and committee meetings.  The Company has established a director compensation arrangement pursuant to which directors of the Company are eligible for up to 100,000 stock options for each term of active service.  While the arrangement exists, there is no mandatory requirement by the Company to issue such options to any director and any such issuance must be approved by the acting Board of Directors.  The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  The Company does not have an active defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 6, 2007 concerning the common stock owned by persons known by the Company to be the beneficial owner of more than five percent of the Company's common stock.

Name and Address	Shares Owned	(1)	Percentage
Andrew Hoff Milwaukee, WI	13,285,714		33.3%
William G. Spears New York, NY	4,312,500		12.4%
Khachik Toomian Sherman Oaks, CA	4,010,167		11.5%
Farshad Moftakhar Beverly Hills, CA	2,910,166		8.1%

Footnote (1)      Includes shares issuable to the following persons upon the exercise of warrants or upon the exchange of the Company's Series A Preferred stock:

Name	Shares Issuable Upon Exercise of Warrants	Warrants Exercise Price	Expiration Date of Warrants
Andrew Hoff	4,970,237	$0.33 to $0.60	10/20/08 to 08/08/10

The following table sets forth certain information as of November 6, 2007 concerning the common stock owned by each director of the Company, each named executive officers referenced in the Summary Compensation Table, and all directors and executive officers as a group.  Unless otherwise indicated, the address for each listed stockholder is c/o Most Home Corp., Unit 1 - 114491 Kingston Street, Maple Ridge, British Columbia, Canada V2X 0Y6.

Name	Shares Owned	(3)	Percentage
Kenneth Galpin	2,047,051	(4)	5.8%
Ken Landis	2,841,987	(4)(5)	8.0%
George Shahnazarian	2,621,109	(4)(2)	7.4%
David Smalley	402,000		1.1%
David Woodcock	482,500		1.4%
Michael Schutz	115,000		0.3%
Jim Secord	104,050		0.3%
All officers and directors as group (7 persons)	7,145,123		18.6%

Footnote (3)       Includes shares issuable to the following persons upon the exercise of options or warrants:

Name	Shares Issuable Upon Exercise of Options or Warrants	Options or Warrants Exercise Price	Expiration Date of Options or Warrants
Kenneth Galpin	300,000 100,000 60,264	$0.60 $0.56 $0.56	11/16/07 04/10/09 04/10/10
Ken Landis	300,000 100,000 75,000	$0.60 $0.35 $0.56	11/16/07 08/16/09 04/10/10
George Shahnazarian	300,000 100,000 141,456	$0.60 $0.35 $0.56	11/16/07 08/16/09 04/10/10
David Smalley	75,000 98,000 100,000 127,000	$0.324 $0.35 $0.56 $0.51	07/28/09 08/16/09 04/10/10 06/25/10
David Woodcock	300,000 100,000 75,000	$0.60 $0.35 $0.56	11/16/07 08/16/09 04/10/10
Michael Schutz	35,000 10,000	$0.75 $0.56	10/03/09 04/10/09
Jim Secord	75,000	$0.56	04/10/09

Footnote (4)      The number of shares owned and the percentage ownership of Kenneth Galpin, George Shahnazarian and Ken Landis includes 1,296,787 shares owned by 612559 B.C. Ltd.  Kenneth Galpin, George Shahnazarian and Ken Landis are the sole directors, officers and controlling persons of 612559 B.C. Ltd.

The shareholders of 612559 B.C. Ltd. are as follows:

Name	% Ownership
Kenneth Galpin	20.1%	*
George Shahnazarian	2.0%
George Shahnazarian	20.1%	*
David Woodcock	3.35%	*
KJS Ventures Ltd.	25.0%	(5)
Non-affiliates of Most Home	29.45%
	100%

* Share ownership is through MarketU Communications, Ltd.

Footnote (5)      Includes 604,000 shares registered in the name of KJS Ventures Ltd., and 50,000 shares registered in the name of Mid-Valley Truss, Inc.  Mr. Landis controls KJS Ventures Ltd. and Mid-Valley Truss, Inc. and is therefore considered to be the beneficial owner of the shares.

Stock Option and Bonus Plans

Incentive Stock Option Plan.

The Incentive Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.  As of November 6, 2007, stock options for 1,500,000 shares were vested, 1,745,000 were exercised and 255,000 shares were available for future grants under the plans.

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

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Company's Board of Directors. As at November 6, 2007, stock options for 1,976,720 shares were vested, 440,000 were exercised and 1,983,280 shares were available for future grants under the plans.

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

Summary. The following sets forth certain information as of November 6, 2007 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans, and options granted outside of the Plans. Each option represents the right to purchase one share of the Company's common stock.

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued Under Plans	Remaining Options/ Shares Under Plans
Incentive Stock Option Plan	3,500,000	1,500,000	1,745,000	255,000
Non-Qualified Stock Option Plan	4,500,000	1,976,720	540,000	1,983,280
2000 Stock Bonus Plan	500,000	N/A	498,056	1,944

Type of Option	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued Under Plans	Remaining Options/ Shares Under Plans
2004 Stock Bonus Plan	2,000,000	N/A	660,827	1,339,173

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2000, the Company loaned $81,633 to 612559 B.C. Ltd., a private company controlled by Kenneth Galpin, George Shahnazarian and Ken Landis as part of a subscription to purchase 544,218 common shares in the Company.  612559 B.C. Ltd. delivered a promissory note to the Company in exchange.  The promissory note accrues interest at the rate of 7.5% per annum, is payable on demand and is not secured.  As at October 26, 2007, the loan balance under the promissory note is $43,469.

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

On January 24, 2007, the Company extended by six months the expiry date of 300,000 outstanding warrants to purchase shares of common stock exercisable at $0.324 per share held by David Smalley, a director of the Company, and his partners.  The warrants were issued in January 2002 and originally had an expiry date of January 28, 2007, with the extension the warrants now have an expiry date of July 28, 2007.

Also on January 24, 2007, the Company extended by six months the expiry date of 995,251 outstanding warrants to purchase shares of common stock exercisable at $.70 per share.  The warrants were issued pursuant to a private placement in January 2005 and originally had an expiry date of January 30, 2007, with the extension the warrants now have an expiry date of July 30, 2007.

On June 26, 2007, the Company extended by two years the expiry date of 300,000 outstanding warrants to purchase shares of common stock exercisable at $0.324 per share held by David Smalley, a director of the Company, and his partners.  The warrants were issued in January 2002 and originally had an expiry date of July 28, 2007, with the extension the warrants now have an expiry date of July 28, 2009.

On June 26, 2007, the Company granted 327,000 stock options to two directors (George Shahnazarian and David Smalley).  These options have an exercise price of $0.51 per share and an expiry date of June 25, 2010.

In January 2007, the Company was loaned $7,000 from the son of Ken Landis, a director of the Company.  The loan accrues interest at a rate of 10% per annum, is secured by a promissory note and repayable on demand. As at July 31, 2007, an aggregate of $7,029 has been paid as interest to Mr. Landis.

In February, 2007, the Company loaned US$85,085 (CAD$100,000) from a non-related third party. The loan accrues interest at a rate of 36% per annum, is secured by a promissory note and repayable on demand.

During the fiscal year ended July 31, 2007, the Company was loaned a total of $283,710 (equivalent of CAD$319,400) from George Shahnazarian, a director of the Company.  The loans accrue interest at a rate of 10% per annum, are secured by promissory notes and repayable on demand.  As at July 31, 2007, an aggregate of US$4,175 has been paid as interest to Mr. Shahnazarian; the balance owing is approximately $199,400 ($212,726 CAD) and is repayable in Canadian dollars.

During the fiscal year ended July 31, 2007, David Smalley received an aggregate of $315,912 (2006 - $87,116) in disbursements and benefits from the Company; comprised of $218,864 (2006 - $87,116) reimbursed to Fraser and Company LLP for the provision of legal services, of which David Smalley, a director of the Company, is a partner, along with a benefit of $95,164 (2006 - nil) from stock option and warrant extensions.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

The Board of Directors has analyzed the independence of each director and nominee and has determined that the following directors meet the standards of independence under the Nasdaq listing standards, including that each member is free of any relationship that would interfere with his individual exercise of independent judgment: Messrs. Woodcock and Landis.  Mr. Galpin is an employee, Mr. Shahnazarian, is an officer of the Company, and Mr. Smalley is a partner of a law firm that received compensation from the Company for the provision of legal services.  The Company is currently traded on the NASD OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 13. EXHIBITS

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10-SB		3	1/24/00
3.2	Amendment to Articles of Incorporation effective June 27, 2000		10-KSB	7/31/00	3.2	11/22/00
3.3	Amendment to Articles of Incorporation dated March 11, 2002		8-K		3.1	4/16/02
3.4	Bylaws		10-SB		3	1/24/00
3.5	Amended Bylaws dated February 15, 2002		10-QSB	1/31/02	3.3	3/18/02
3.6	Amended Bylaws dated November 21, 2003		10-QSB	10/31/03	3.6	12/22/03
4.1	Certificate of Designation of Series A Preferred Stock		8-K		4	5/12/00
10.1	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004		S-8		10.1	11/26/04

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Period ending	Exhibit	Filing date
10.2	Non-Qualified Stock Option Plan, as amended October 29, 2001		S-8		10.2	11/26/04
10.3	2000 Stock Bonus Plan		S-8		10.3	11/26/04
10.4	2004 Stock Bonus Plan		S-8		10.4	3/25/04
10.5	Amendment No. 1 to 2004 Stock Bonus Plan		10-KSB	7/31/04	10.4	11/15/04
14.1	Code of Ethics		10-QSB	10/31/04	14.1	12/15/04
21	Subsidiaries of Most Home Corp.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed to the Company for the fiscal years ending July 31, 2007 and 2006 by Manning Elliott LLP and KPMG LLP were as follows:

Year ending July 31	2007	2006
Audit Fees	$102,079	$76,173
Audit Related Fees	$Nil	$60,894
Tax Fees	$Nil	$Nil

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

Years Ended July 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Most Home Corp.

We have audited the accompanying consolidated balance sheets of Most Home Corp. as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Most Home Corp. as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 18, 2007

MOST HOME CORP.
 Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2007 $	July 31, 2006 $
Assets
Current Assets
Cash	18,443	48,310
Accounts receivable, net of allowance for doubtful accounts of $nil and $52,409, respectively	269,407	194,809
Prepaid expenses	33,237	86,698
Due from related party (Note 9(a))	31,938	27,362
Total Current Assets	353,025	357,179
Deferred acquisition costs	119,334	-
Property and equipment (Note 3)	105,134	124,939
Intangible assets (Note 4)	156,794	275,930
Goodwill (Note 5)	754,892	754,892
Total Assets	1,489,179	1,512,940

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings (Note 6)	156,389	47,750
Accounts payable (Note 9(c))	880,308	359,538
Accrued liabilities (Note 7)	983,126	302,004
Loans payable (Note 8)	111,585	251,613
Due to related party (Note 9(b))	213,988	17,154
Deferred revenue	159,415	277,743
Total Current Liabilities	2,504,811	1,255,802
Long-term loans payable, net of current portion (Note 8)	4,196	-
Total Liabilities	2,509,007	1,255,802
Going Concern (Note 1)
Commitments (Note 13)
Subsequent Events (Note 17)
Stockholders' Equity (Deficit)
Series A preferred stock, $0.001 par value; Issued and outstanding: 1,164,183 and 1,700,000, respectively (Note 10)	1,164	1,700
Common stock Authorized 250,000,000 shares, $0.001 par value; Issued and outstanding: 34,150,591 and 29,867,947, respectively	34,151	29,868
Additional paid-in capital	9,647,656	7,135,179
Share subscriptions receivable (Note 9(a))	(43,469)	(43,469)
Accumulated deficit	(10,575,374)	(6,896,368)
Accumulated other comprehensive income (loss)	(83,956)	30,228
Total Stockholders' Equity	(1,019,828)	257,138
Total Liabilities and Stockholders' Equity	1,489,179	1,512,940

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Years Ended July 31,
	2007 $	2006 $
Net Revenues	1,962,711	1,791,580
Cost of Revenues	875,327	1,136,994
Gross Margin	1,087,384	654,586
Operating Expenses
Amortization	168,560	269,744
Impairment loss on intangible assets	-	214,252
Research and development	575,136	678,239
Selling, general and administrative	3,972,913	2,411,437
Total Operating Expenses	4,716,609	3,573,672
Loss from Operations	(3,629,225)	(2,919,086)
Other Expenses
Interest expense	(48,487)	(45,236)
Loss on disposal of property and equipment	(1,294)	-
Total Other Expenses	(49,781)	(45,236)
Loss Before Income Taxes	(3,679,006)	(2,964,322)
Income tax recovery	-	16,235
Net Loss for the Year	(3,679,006)	(2,948,087)
Other Comprehensive Loss
Foreign currency translation adjustments	(114,184)	(6,288)
Comprehensive Loss	(3,793,190)	(2,954,375)
Net Loss Per Common Share - Basic and Diluted	(0.12)	(0.12)
Weighted Average Common Shares Outstanding	31,509,000	25,419,000

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
Years ended July 31, 2007 and 2006

	Series A Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares #	Amount $	Shares #	Amount $	Capital $	Receivable $	Deficit $	Income (Loss) $	(Deficit) $
Balance, July 31, 2005	1,871,559	1,872	21,721,416	21,721	4,374,408	(43,469)	(3,948,281)	36,516	442,767

Fair value of warrants issued pursuant to consulting agreements	-	-	-	-	275,038	-	-	-	275,038
Common stock issued for cash pursuant to private placements	-	-	6,800,477	6,800	2,198,367	-	-	-	2,205,167
Stock issuance costs	-	-	-	-	(104,614)	-	-	-	(104,614)
Conversion of Series A preferred stock into common stock	(171,559)	(172)	171,559	172	-	-	-	-	-
Common stock issued pursuant to a consulting agreement	-	-	34,495	35	17,351	-	-	-	17,386
Common stock issued pursuant to the exercise of stock options	-	-	1,140,000	1,140	240,210	-	-	-	241,350
Fair value of stock options granted	-	-	-	-	184,419	-	-	-	184,419
Fair value of share purchase warrants cancelled	-	-	-	-	(50,000)	-	-	-	(50,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(6,288)	(6,288)
Net loss for the year	-	-	-	-	-	-	(2,948,087)	-	(2,948,087)
Balance, July 31, 2006	1,700,000	1,700	29,867,947	29,868	7,135,179	(43,469)	(6,896,368)	30,228	257,138

Common stock issued pursuant to the exercise of stock options	-	-	398,000	398	99,002	-	-	-	99,400
Fair value of stock bonus granted to employees	-	-	15,000	15	7,485	-	-	-	7,500
Common stock issued pursuant to the exercise of share purchase warrants	-	-	36,750	37	14,663	-	-	-	14,700
Common stock issued for cash pursuant to private placements	-	-	2,711,250	2,711	1,087,289	-	-	-	1,090,000
Conversion of Series A preferred stock into common stock	(535,817)	(536)	535,817	536	-	-	-	-	-
Common stock issued to settle debt	-	-	585,827	586	301,996	-	-	-	302,582
Stock issuance costs	-	-	-	-	(37,944)	-	-	-	(37,944)
Fair value of stock options granted	-	-	-	-	293,480	-	-	-	293,480
Incremental compensation cost of stock option and share purchase warrant modifications	-	-	-	-	746,506	-	-	-	746,506
Foreign currency translation adjustment	-	-	-	-	-	-	-	(114,184)	(114,184)
Net loss for the year	-	-	-	-	-	-	(3,679,006)	-	(3,679,006)
Balance, July 31, 2007	1,164,183	1,164	34,150,591	34,151	9,647,656	(43,469)	(10,575,374)	(83,956)	(1,019,828)

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Years Ended July 31,
	2007 $	2006 $
Operating Activities
Net loss for the year	(3,679,006)	(2,948,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	168,560	269,744
Gain on settlement of debt	(855)	-
Impairment loss on intangible assets	-	214,252
Loss on disposal of property and equipment	1,294	-
Stock-based compensation	1,047,486	392,139
Changes in operating asset and liabilities:
Accounts receivable	(64,482)	94,679
Prepaid expenses	54,086	12,374
Due from related party	(4,576)	(3,432)
Accounts payable	555,054	(255,149)
Accrued liabilities	674,257	(9,527)
Deferred revenue	(135,017)	(13,526)
Net Cash Used In Operating Activities	(1,383,199)	(2,246,533)
Investing Activities
Purchases of property and equipment	2,645	(40,675)
Deferred acquisition costs	(119,334)	-
Acquisition of Executive Wireless, Inc., net of cash acquired	-	(35,920)
Software development costs	-	(247,625)
Net Cash Used In Investing Activities	(116,689)	(324,220)
Financing Activities
Increase (decrease) in short-term borrowings	108,639	(10,465)
Proceeds from loans payable	300,012	250,000
Repayment of loans payable	(191,645)	-
Proceeds from issuances of common stock	1,204,100	2,446,517
Stock issuance costs	(37,944)	(104,616)
Advances from related parties	295,239	67,434
Repayment to related parties	(99,436)	(51,116)
Net Cash Provided By Financing Activities	1,578,965	2,597,754
Effect of Exchange Rate Changes on Cash	(108,944)	21,309
Increase (Decrease) in Cash	(29,867)	48,310
Cash, Beginning of Year	48,310	-
Cash, End of Year	18,443	48,310
Non-cash Investing and Financing Activities
Preferred stock converted into common stock	536	172
Common shares issued to settle debt	302,582	-
Supplemental Disclosures:
Interest paid	40,105	-
Income taxes paid	-	-

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

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

On June 13, 2005, the Company acquired Executive Wireless, Inc. under a Share Exchange Agreement.

Following the purchase transactions described above, the Company's primary business activity is providing lead acquisition, response and management services to real estate brokers and agents across North America, along with website and wireless realty products.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at July 31, 2007 has an accumulated deficit of $10,575,374. The Company also had a working capital deficit of $2,151,786 as at July 31, 2007. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.   Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

(b)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and expected future cash flows used to evaluate the recoverability of long-lived assets, collectibility of accounts receivable, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

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

(e)  Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance

(f)   Intangible Assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

Customer list	Straight-line over 3 years
Technology	Straight-line over 4 years
Website development costs	Straight-line over 2 years

(g)  Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed", which requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for release to the customer. Software development costs are included in research and development costs on the statement of operations.

(h) Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use". Relating to website development costs, the Company follows the guidance pursuant to Emerging Issues Task Force 00-02, "Accounting for Website Development Costs". Under these standards, website development, including customizing database software, development of HTML web page templates and installation of servers as well as significant upgrades and enhancements, are capitalized. Routine website maintenance costs, operating costs and costs associated with modifications that do not increase functionality are expensed as incurred.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

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

Concentrations

For the year ended July 31, 2007, revenue from a single customer represented approximately 16% of total revenue. For the year ended July 31, 2006, there was no customer that represented greater than 10% of total revenue.

Credit risk:

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company's customers are located in Canada and the United States. The Company performs ongoing credit evaluations, does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company consider at risk. As at July 31, 2007, two customers represented approximately 68% the Company's gross accounts receivable. As at July 31, 2006, three customers represented approximately 47% of the Company's accounts receivable.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

2.    Significant Accounting Policies (continued)

(l)   Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Canada and their functional currency is the Canadian dollar. The financial statements of these operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity.

Cumulative translation adjustments of $83,956 as at July 31, 2007 has been included in accumulated other comprehensive gain (loss) in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(m) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

(o) Basic and Diluted Net Income (Loss) per Share

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

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

2.   Significant Accounting Policies (continued)

(p)  Research and Development Costs

Research and development costs are expensed as incurred.

(q)  Stock-based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFASb23R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

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

(r)  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's accumulated other comprehensive income/loss consisted of foreign currency translation adjustments.

(s) Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company adoption of this statement did not have a material effect on its reported financial position or results of operations.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

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
Years Ended July 31, 2007 and 2006

2.    Significant Accounting Policies (continued)

(s) Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140".  Effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  This Statement allows the fair value election provided for in paragraph 4(c) of this Statement may be applied for hybrid financial instruments that were bifurcated under paragraph 12 of Statement 133 prior to initial application of this Statement.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

(t)   Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.   Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Computer hardware	329,074	256,244	72,830	79,895
Computer software	58,019	57,573	446	2,829
Leasehold improvements	67,379	65,587	1,792	6,762
Office equipment	107,280	77,214	30,066	35,453
	561,751	456,618	105,134	124,939

Amortization expense totalled $54,560 and $57,687 for the years ended July 31, 2007 and 2006, respectively.

4.   Intangible Assets

	Cost $	Accumulated Amortization $	July 31, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Customer list	189,000	131,250	57,750	120,750
Technology	204,000	106,250	97,750	148,750
Website development costs	437,204	435,910	1,294	6,430
	830,204	673,410	156,794	275,930

Amortization expense totalled $114,000 and $212,057 for the years ended July 31, 2007 and 2006, respectively.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

4.   Intangible Assets (continued)

During the 2006 fiscal year, an impairment loss of $214,252 for software development costs was recognized.

The following is the estimated annual amortization expense for each of the next three years:

$
2008	108,750
2009	46,750
2010	1,294
156,794

5.   Goodwill

	Cost $	Accumulated Amortization $	July 31, 2007 Net Carrying Value $	July 31, 2006 Net Carrying Value $
Most Referred	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
	1,169,924	415,032	754,892	754,892

Goodwill for Most Referred originated from the acquisition on April 28, 2000, which was amortized to July 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005.

6.   Short-term Borrowings

	July 31, 2007 $	July 31, 2006 $
Canadian dollar bank line of credit bearing interest at lender prime plus 1.25% per annum and secured by a general security agreement.	93,738	47,750
Bank overdraft	62,651	-
	156,389	47,750

7.   Accrued Liabilities

	July 31, 2007 $	July 31, 2006 $
Payroll deductions and benefits	814,200	188,642
Professional fees	63,348	34,139
Research and development costs	-	30,733
Sales tax and other	105,578	48,490
	983,126	302,004

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

8.   Loans Payable

(a)  As at July 31, 2007, a promissory note of $93,740 (Cdn$100,000) due to a non-related third party bears interest at 36% per annum, is unsecured and due on demand.

(b)  As at July 31, 2007, the balance of $16,240 due to a non-related third party is non-interest bearing, unsecured and due on demand.

(c)  As at July 31, 2007, the balance of $5,801 due to a non-related third party bears interest at 25.99% per annum, is repayable in monthly instalments and secured by the computer equipment purchased. The amount repayable within one year is $1,605.

(d)  As at July 31, 2006, the balance of $251,613 due to a non-related third party is unsecured, bears interest at 10% per annum and is due on demand. During the year ended July 31, 2007, the Company settled $250,000 of this amount by issuing 500,000 units and repaid the remainder of the balance. Refer to Note 10(b)(ii).

9.   Related Party Transactions

(a)  As at July 31, 2007, a total balance of $75,407 (2006 - $70,831) is due from a company with common officers and directors. This balance includes $4,405 (2006 - $4,405) in principal loan balance receivable, share subscriptions receivable of $43,469 (2006 - $43,469) and accrued interest on the loan receivable and share subscriptions receivable totalling $27,533 (2006 - $22,956). The principal amounts due bear interest at 10% per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

(b)  As at July 31, 2007, the balance of $213,989 (2006 - $17,154) due to a director of the Company is unsecured, bears interest at 10% per annum and due on demand.

(c)  As at July 31, 2007, the balance of $360,545 (2006 - $144,388) due to a law firm in which a director of the Company is a partner is included in accounts payable.

10.  Capital Stock

(a)            Authorized:

250,000,000	Common stock, par value of $0.001 per share
100,000,000	Preferred stock, par value $0.001 per share, designated as follows:
4,500,000	Series A preferred stock
3,500,000	Series B preferred stock
92,000,000	Unissued and undesignated

Each share of the Company's Series A preferred stock is entitled to one vote on all matters submitted to a vote of the Company's stockholders. The Series A preferred stock are not entitled to any dividends or any distributions upon the liquidation of the Company.

One Series A preferred share of the Company together with one preferred share of Most Home Management Ltd., a wholly-owned subsidiary, may be exchanged for one share of the Company's common stock at the holder's option.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

10.  Capital Stock (continued)

(a)  Authorized (continued)

Each Series B preferred shares may be convertible at any time, without payment of additional consideration, into one common share of the Company. Any Series B preferred shares that remain unexercised on the date which is one year from the date of issuance will be deemed converted.

In the event of liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs or upon a reduction of capital, the holders of the Series B preferred shares will be entitled to receive an amount equal to the paid-up capital of each such share, before any amount is paid or the assets of the Company will be distributed to the holders of common shares and Series A preferred shares. After payment of the amounts indicated above to a holder of the Series B preferred shares, they will not, as such, be entitled to share any further in the distribution of the assets of the Company.

On July 27, 2007, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Nevada Secretary of State canceling the authorized 1,750,000 Series C Preferred Stock, with a par value of $0.001 per share, of which this series does not have any outstanding shares:

The rights and preferences of the unissued and undesignated preferred shares have not been determined.

(b)  The capital stock transactions for the year ended July 31, 2007 are as follows:

(i)         On August 1, 2006, the Company issued 250,000 common shares for proceeds of $50,000, pursuant to the exercise of stock options.

(ii)        On October 3, 2006, the Company issued 670,000 units at a price of $0.50 per unit for proceeds of $335,000. Of this amount $250,000 was included in loans payable as at July 31, 2006. Each unit consisted of one share of common stock and one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of three years. The Company paid a finder's fee of $12,500 in connection with the private placement.

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

(v)         On January 17, 2007, the Company issued 36,750 common shares for proceeds of $14,700 pursuant to the exercise of share purchase warrants. The Company paid a fee of $500 in connection with this stock issuance.

(vi)        On February 8, 2007, the Company issued an additional 37,250 shares in amendment to the private placement on December 5, 2006 as previously noted. Each unit was amended to one share and one share purchase warrant in the amount of $0.40 and $0.60 from $0.50 and $0.75, respectively.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

10.  Capital Stock (continued)

(b)  The capital stock transactions for the year ended July 31, 2007 are as follows: (continued)

(vii)       On February 8, 2007, the Company issued 15,515 common shares to settle debt of $8,436.

(viii)      On February 8, 2007, the Company issued 375,000 units at a price of $0.40 per unit for proceeds of $150,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years. The Company incurred a finder's fee of $7,500 in connection with this stock issuance.

(ix)       On February 19, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years.

(x)        On March 5, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.60 per share for a period of three years. The Company incurred a finders' fee of $5,000 in connection with this stock issuance.

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

(xv)       On May 4, 2007, the Company issued 15,000 common shares to an employee as a signing bonus at a fair value of $7,500.

(xvi)      On June 29, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.64 per share for a period of three years.

(xvii)     On July 10, 2007, the Company issued 500,000 units at a price of $0.40 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase on additional common share at an exercise price of $0.64 per share for a period of three years.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

10.  Capital Stock (continued)

(b)  The capital stock transactions for the year ended July 31, 2007 are as follows: (continued)

(xviii)     On July 10, 2007, a holder converted 535,817 Series A preferred stock into 535,817 shares of common stock.

(xix)      On July 31, 2007, the Company issued 250,000 units at a price of $0.40 per unit for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase on additional common share at an exercise price of $0.65 per share for a period of three years.

(c)  The capital stock transactions for the year ended July 31, 2006 are as follows:

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

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

10.  Capital Stock (continued)

(c)  The capital stock transactions for the year ended July 31, 2006 are as follows: (continued)

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

11.  Stock-based Compensation

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

The Company's 2004 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. In fiscal 2005, the total number of shares authorized to be issued under this plan was increased to 2,000,000 common shares. A total of 1,339,173 common shares under this plan remain available for issuance.

The Company has an incentive stock option plan that authorizes the issuance of 3,500,000 options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000. Options vest after one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of the Company may not be exercisable after five years from the date of grant. The purchase price per share of common stock, purchasable under an option, is determined by the Company's Board of Directors but cannot be less than the fair market value of the common stock on the date of the grant of the option. A total of 255,000 stock options under this plan remain available for issuance.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

11.  Stock-based Compensation (continued)

Stock Compensation Plans (continued)

The Company has a non-qualified stock option plan which authorizes the granting of 4,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During fiscal 2006, the total number of stock options authorized to be granted under this plan was increased by 1,000,000. A total of 768,280 stock options under this plan remain available for issuance.

Stock Option Activity

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance, July 31, 2005	4,977,000	0.37
Granted	1,656,720	0.50
Exercised	(1,140,000)	0.21
Balance, July 31, 2006	5,493,720	0.44
Granted	347,000	0.51
Exercised	(398,000)	0.25
Forfeited	(750,000)	0.31
Balance, July 31, 2007	4,692,720	0.49	1.00	302,850
Exercisable July 31, 2007	4,372,720	0.48	0.95	302,850

The total fair value of stock-based compensation vested during the year ended July 31, 2007 was $300,980.

The total intrinsic value of stock options exercised during the year ended July 31, 2007 was $184,350.

A summary of the status of the Company's non-vested shares as of July 31, 2007 and the changes during the period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value $
Nonvested, July 31, 2006	1,030,000	0.56
Granted	347,000	0.51
Vested	(832,000)	0.54
Forfeited	(225,000)	0.56
Nonvested, July 31, 2007	320,000	0.56

As at July 31, 2007, there was $19,366 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of one year.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

11.  Stock-based Compensation (continued)

Stock Option Activity (continued)

During the year ended July 31, 2007, the Company extended the term of 1,263,000 fully vested stock options. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $603,043 for these modified stock options.

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

Year Ended July 31, 2006 $
Net loss, as reported	(2,948,087)
Add: Total stock-based employee compensation expense included in reported net loss	25,000
Deduct: Total stock-based employee compensation expense determined under fair value method	(169,081)
Pro forma net loss	(3,092,168)
Reported net loss per share, basic and diluted	(0.12)
Pro forma net loss per share, basic and diluted	(0.12)

The fair value of stock options granted or modified was calculated using the Black-Scholes option pricing model based upon the following weighted average assumptions:

	Year Ended July 31, 2007	Year Ended July 31, 2006
Expected life	2.0 years	1.7 years
Expected volatility	116%	173%
Expected dividend yield	0%	0%
Risk free interest rate	4.92%	4.77%
Weighted average grant date fair value per option	$0.30	$0.38

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

12.  Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2005	1,967,751	0.47
Issued	4,225,237	0.36
Cancelled	(625,000)	0.15
Balance, July 31, 2006	5,567,988	0.42
Issued	2,876,250	0.64
Exercised	(36,750)	0.40
Balance, July 31, 2007	8,407,488	0.52

As at July 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
10,750	0.99	December 31, 2007
995,251	0.70	July 30, 2008
625,000	0.20	August 28, 2008
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
200,000	0.91 - 1.46	May 9, 2009
300,000	0.324	July 28, 2009
335,000	0.75	October 3, 2009
186,250	0.60	December 4, 2009
375,000	0.60	February 7, 2009
250,000	0.60	February 18, 2010
250,000	0.60	March 4, 2010
230,000	0.60	March 6, 2010
250,000	0.65	April 10, 2010
500,000	0.64	May 14, 2010
250,000	0.64	June 28, 2010
250,000	0.65	July 30, 2010
8,407,488

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

12.  Share Purchase Warrants (continued)

During the year ended July 31, 2007, the Company extended the term of 925,000 fully vested share purchase warrants. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $143,463 for these modified share purchase warrants.

The fair value of these share purchase warrants was estimated at the date of modification using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 1.12 years, expected volatility of 117%, expected dividend yield of 0%, and a risk free interest rate of 4.93%.

13.  Commitments

The Company's minimum payments required under operating leases for premises and equipment are as follows as at July 31, 2007:

$
2008	77,615
2009	2,928
80,543

For the years ended July 31, 2007 and 2006, the Company incurred rent expense of $137,950 and $134,451, respectively.

14. Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada. However, substantially all of the Company's revenues are from customers located in the United States.

15.  Income Taxes

The reconciliation of the provision for income taxes attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense as reported is as follows:

	Year Ended July 31, 2007 $	Year Ended July 31, 2006 $
Income tax benefit computed at the statutory rate	1,288,000	1,032,000
Permanent differences and other	(3,000)	(37,000)
Valuation allowance	(1,285,000)	(995,000)
Provision for income taxes	-	-

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

15.  Income Taxes (continued)

The significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

	July 31, 2007 $	July 31, 2006 $
Deferred tax assets:
Net operating losses carried forward	4,073,000	2,965,000
Deferred revenue	-	97,000
Property and equipment	78,000	14,000
Undeducted research and development costs	32,000	32,000
Investment tax credits carried forward	6,000	6,000
Total deferred tax assets	4,189,000	3,114,000
Valuation allowance for deferred tax assets	(4,147,000)	(3,020,000)
Net deferred tax assets	42,000	94,000
Deferred tax liabilities:
Intangible assets	(42,000)	(94,000)
Net deferred tax liabilities	-	-

As at July 31, 2007, the Company has net operating loss carried forward of approximately $12,501,000 which are available to reduce future taxable income. The losses expire as follows:

Canadian Losses $	U.S. Losses $	Expiry
685,000		2008
615,000		2009
789,000		2013
53,000		2014
788,000		2015
	81,000	2020
	312,000	2021
	803,000	2022
	297,000	2023
	524,000	2024
	1,159,000	2025
1,840,000	847,000	2026
2,032,000	1,676,000	2027
6,802,000	5,699,000

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
Years Ended July 31, 2007 and 2006

16.  Loss Per Share Calculation

Basic and diluted EPS are computed using the weighted average number of common shares outstanding. Because of the anti-dilutive effect, diluted EPS and weighted average number of common shares outstanding do not include shares underlying stock options, common share purchase warrants or exchangeable preferred shares. Shares underlying these securities totalled 14,264,391 and 12,761,708 as of July 31, 2007 and 2006, respectively.

17.  Subsequent Events

(a)  On August 2, 2007, the Company received a loan from a director for Cdn$50,000 which bears interest at 10% per annum, is unsecured and due on demand.

(b)  On August 9, 2007, the Company issued 750,000 units at $0.40 per unit for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.64 per share expiring three years from the date of issuance.

(c)  On August 18, 2007, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Nevada Secretary of State canceling the authorized 3,500,000 Series B Preferred Stock, with a par value of $0.001 per share, of which this series does not have any outstanding shares.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOST HOME CORP.
Date: November 6, 2007	By: /s/ Kenneth Galpin Kenneth Galpin, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date
/s/ Kenneth Galpin Kenneth Galpin	President, CEO and Director	November 6, 2007
/s/ Michael Schutz Michael Schutz	Chief Financial Officer	November 6, 2007
/s/ David Woodcock David Woodcock	Chairman of the Board	November 7, 2007
/s/ Ken Landis Ken Landis	Director	November 6, 2007
/s/ George Shahnazarian George Shahnazarian	Director	November 9, 2007

Index to Exhibits

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		10-SB		3	1/24/00
3.2	Amendment to Articles of Incorporation effective June 27, 2000		10-KSB	7/31/00	3.2	11/22/00
3.3	Amendment to Articles of Incorporation dated March 11, 2002		8-K		3.1	4/16/02
3.4	Bylaws		10-SB		3	1/24/00
3.5	Amended Bylaws dated February 15, 2002		10-QSB	1/31/02	3.3	3/18/02
3.6	Amended Bylaws dated November 21, 2003		10-QSB	10/31/03	3.6	12/22/03
4.1	Certificate of Designation of Series A Preferred Stock		8-K		4	5/12/00
10.1	2000 Incentive Stock Option Plan, as amended and restated effective April 26, 2004		S-8		10.1	11/26/04
10.2	Non-Qualified Stock Option Plan, as amended October 29, 2001		S-8		10.2	11/26/04
10.3	2000 Stock Bonus Plan		S-8		10.3	11/26/04
10.4	2004 Stock Bonus Plan		S-8		10.4	3/25/04
10.5	Amendment No. 1 to 2004 Stock Bonus Plan		10-KSB	7/31/04	10.4	11/15/04
14.1	Code of Ethics		10-QSB	10/31/04	14.1	12/15/04
21	Subsidiaries of Most Home Corp.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X