Form 10QSB
period 2007-10-31
MOST HOME CORP
filed 2007-12-14
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2007
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

As of December 11, 2007 the Company had 35,491,591 outstanding shares of Common Stock. This amount excludes 1,164,183 shares of common stock issuable upon the conversion of 1,164,183 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

For the Three Month Period Ended October 31, 2007

MOST HOME CORP.
 Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2007 $ (Unaudited)	July 31, 2007 $
Assets
Current Assets
Cash	29,018	18,443
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil, respectively	193,617	269,407
Prepaid expenses	20,099	33,237
Due from related party (Note 9(a))	33,091	31,938
Total Current Assets	275,825	353,025
Deferred acquisition costs	148,829	119,334
Property and equipment (Note 3)	109,213	105,134
Intangible assets (Note 4)	128,461	156,794
Goodwill (Note 5)	754,892	754,892
Total Assets	1,417,220	1,489,179

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings (Note 6)	175,410	156,389
Accounts payable (Note 9(c))	1,003,760	880,308
Accrued liabilities (Note 7)	1,195,762	983,126
Loans payable (Note 8)	123,906	111,585
Due to related party (Note 9(b))	226,153	213,988
Deferred revenue	163,279	159,415
Total Current Liabilities	2,888,270	2,504,811
Long-term loans payable, net of current portion (Note 8)	4,285	4,196
Total Liabilities	2,892,555	2,509,007
Going Concern (Note 1)
Commitments (Note 13)
Subsequent Events (Note 15)
Stockholders' Equity (Deficit)
Series A preferred stock, $0.001 par value; Issued and outstanding: 1,164,183 and 1,164,183, respectively (Note 10)	1,164	1,164
Common stock Authorized 250,000,000 shares, $0.001 par value; Issued and outstanding: 34,901,591 and 34,150,591, respectively	34,902	34,151
Additional paid-in capital	9,962,301	9,647,656
Share subscriptions receivable (Note 9(a))	(43,469)	(43,469)
Accumulated deficit	(11,149,541)	(10,575,374)
Accumulated other comprehensive income (loss)	(280,692)	(83,956)
Total Stockholders' Equity	(1,475,335)	(1,019,828)
Total Liabilities and Stockholders' Equity	1,417,220	1,489,179

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended October 31,
	2007 $	2006 $
Net Revenues	585,961	565,396
Cost of Revenues	229,630	204,870
Gross Margin	356,331	360,526
Operating Expenses
Amortization	37,311	46,891
Research and development	104,695	206,936
Selling, general and administrative	745,627	814,872
Total Operating Expenses	887,633	1,068,699
Loss from Operations	(531,302)	(708,173)
Other Expenses
Interest expense	(42,865)	(26,189)
Total Other Expenses	(42,865)	(26,189)
Net Loss for the Period	(574,167)	(734,362)
Other Comprehensive Loss
Foreign currency translation adjustments	(196,736)	(70,901)
Comprehensive Loss	(770,903)	(805,263)
Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding	34,321,000	29,980,000

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares #	Amount $	Shares #	Amount $	Capital $	Receivable $	Deficit $	Income (Loss) $	(Deficit) $
Balance, July 31, 2007	1,164,183	1,164	34,150,591	34,151	9,647,656	(43,469)	(10,575,374)	(83,956)	(1,019,828)

Common stock issued for cash pursuant to private placements	-	-	750,000	750	299,250	-	-	-	300,000
Stock issuance costs	-	-	-	-	(1,000)	-	-	-	(1,000)
Common stock issued pursuant to the exercise of stock options	-	-	1,000	1	349	-	-	-	350
Fair value of stock options vested	-	-	-	-	16,046	-	-	-	16,046
Foreign currency translation adjustment	-	-	-	-	-	-	-	(196,736)	(196,736)
Net loss for the period	-	-	-	-	-	-	(574,167)	-	(574,167)
Balance, October 31, 2007	1,164,183	1,164	34,901,591	34,902	9,962,301	(43,469)	(11,149,541)	(280,692)	(1,475,335)

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended October 31,
	2007 $	2006 $
Operating Activities
Net loss for the period	(574,167)	(734,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	37,311	46,891
Stock-based compensation	16,046	110,740
Changes in operating asset and liabilities:
Accounts receivable	108,326	29,263
Prepaid expenses	15,962	(20,733)
Due from related party	(1,153)	(1,153)
Accounts payable	23,730	259,744
Accrued liabilities	95,282	137,607
Deferred revenue	(16,740)	(45,949)
Net Cash Used In Operating Activities	(295,403)	(217,952)
Investing Activities
Purchases of property and equipment	-	(420)
Deferred acquisition costs	(29,495)	-
Net Cash Used In Investing Activities	(29,495)	(420)
Financing Activities
Increase in short-term borrowings	19,021	76,464
Proceeds from loans payable	10,941	29,414
Repayment of loans payable	(10,944)	-
Proceeds from issuances of common stock	300,350	147,500
Stock issuance costs	(1,000)	(12,500)
Advances from related parties	53,153	410
Repayment to related parties	(68,654)	-
Net Cash Provided By Financing Activities	302,867	241,288
Effect of Exchange Rate Changes on Cash	32,606	(71,226)
Increase (Decrease) in Cash	10,575	(48,310)
Cash, Beginning of Period	18,443	48,310
Cash, End of Period	29,018	-
Supplemental Disclosures:
Interest paid	14,848	-
Income taxes paid	-	-

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

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at October 31, 2007 has an accumulated deficit of $11,149,541. The Company also had a working capital deficit of $2,612,445 as at October 31, 2007. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(b)  Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended July 31, 2007, included in the Company's Annual Report on Form 10-KSB filed on November 13, 2007 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at October 31, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended October 31, 2007 and 2006. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.    Significant Accounting Policies (continued)

(g)  Deferred Acquisition Costs

Direct costs incurred in contemplation of a business acquisition are deferred until the purchase transaction is either completed or abandoned.

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

(i)  Website Development Costs

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

Concentrations

For the three months ended October 31, 2007, revenue from two customers represented approximately 34% of total revenue. For the three months ended October 31, 2006, the same two customers  represented approximately 22% of total revenue.

Credit risk:

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company's customers are located in Canada and the United States. The Company performs ongoing credit evaluations, does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company consider at risk. As at October 31, 2007, three customers represented approximately 81% the Company's gross accounts receivable. As at October 31, 2006, four customers represented approximately 62% of the Company's accounts receivable.

(m) Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Canada and their functional currency is the Canadian dollar. The financial statements of these operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the period. The effect of this translation is recorded in a separate component of stockholders' equity.

Cumulative translation adjustments of $280,692 as at October 31, 2007 has been included in accumulated other comprehensive gain (loss) in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(p) Basic and Diluted Net Income (Loss) per Share

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

(q)  Research and Development Costs

Research and development costs are expensed as incurred.

(r)   Stock-based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

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

(t)  Recent Accounting Pronouncements

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

(u)  Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.   Property and Equipment

	Cost $	Accumulated Amortization $	October 31, 2007 Net Carrying Value $	July 31, 2007 Net Carrying Value $
Computer hardware	370,787	294,713	76,074	72,830
Computer software	65,109	64,731	378	446
Leasehold improvements	76,087	75,581	506	1,792
Office equipment	120,868	88,613	32,255	30,066
	632,851	523,638	109,213	105,134

Amortization expense totalled $8,811 and $18,391 for the three month ended periods October 31, 2007 and 2006, respectively.

4.   Intangible Assets

	Cost $	Accumulated Amortization $	October 31, 2007 Net Carrying Value $	July 31, 2007 Net Carrying Value $
Customer list	189,000	147,000	42,000	57,750
Technology	204,000	119,000	85,000	97,750
Website development costs	485,328	483,867	1,461	1,294
	878,328	749,867	128,461	156,794

Amortization expense totalled $28,500 and $28,500 for the three month ended periods October 31, 2007 and 2006, respectively.

The following is the estimated annual amortization expense for each of the next three years:

$
2008	85,000
2009	43,461
2010	-
128,461

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.   Goodwill

	Cost $	Accumulated Amortization $	October 31, 2007 Net Carrying Value $	July 31, 2007 Net Carrying Value $
Most Referred	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
	1,169,924	415,032	754,892	754,892

Goodwill for Most Referred originated from the acquisition on April 28, 2000, which was amortized to October 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005.

6.   Short-term Borrowings

	October 31, 2007 $	July 31, 2007 $
Canadian dollar bank line of credit bearing interest at lender prime plus 1.25% per annum and secured by a general security agreement.	89,976	93,738
Bank overdraft	85,434	62,651
	175,410	156,389

7.   Accrued Liabilities

	October 31, 2007 $	July 31, 2007 $
Payroll deductions and benefits	987,779	814,200
Professional fees	46,777	63,348
Sales tax and other	161,206	105,578
	1,195,762	983,126

8.   Loans Payable

(a)  As at October 31, 2007, a promissory note of $105,854 (Cdn$100,000) due to a non-related third party bears interest at 36% per annum, is unsecured and due on demand.

(b)  As at October 31, 2007, the balance of $16,240 due to a non-related third party is non-interest bearing, unsecured and due on demand.

(c)  As at October 31, 2007, the balance of $6,097 (Cdn$5,760) due to a non-related third party bears interest at 25.99% per annum, is repayable in monthly instalments and secured by the computer equipment purchased. The amount repayable within one year is $1,812.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

9.   Related Party Transactions

(a)  As at October 31, 2007, a total balance of $76,560 (2006 - $71,894) is due from a company with common officers and directors. This balance includes $4,405 (2006 - $4,405) in principal loan balance receivable, share subscriptions receivable of $43,469 (2006 - $43,469) and accrued interest on the loan receivable and share subscriptions receivable totaling $28,686 (2006 - $28,515). The principal amounts due bear interest at 10% per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

(b)  As at October 31, 2007, the balance of $226,153 (2006 - $213,989) due to a director of the Company is unsecured, bears interest at 10% per annum and due on demand.

(c)  As at October 31, 2007 a balance of $399,323 (2006 - $360,545) due to a law firm in which a director of the Company is a partner is included in accounts payable.

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

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

10.  Capital Stock (continued)

(b)  The common share transactions for the three month period ended October 31, 2007 are as follows:

(i)         On August 7, 2007, 1,000 non-qualified stock options were exercised at a price of $0.35 for total proceeds of $350.

(ii)         On August 9, 2007, the Company issued 750,000 units at $0.40 per unit for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.64 per share expiring three years from the date of issuance.

11.  Stock-based Compensation

Stock Compensation Plans

The Company's 2000 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 1,944 common shares under this plan remain available for issuance

The Company's 2004 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. In fiscal 2005, the total number of shares authorized to be issued under this plan was increased to 2,000,000 common shares. A total of 1,339,173 common shares under this plan remain available for issuance.

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

The Company has a non-qualified stock option plan which authorizes the granting of 4,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During fiscal 2006, the total number of stock options authorized to be granted under this plan was increased by 1,000,000. A total of 1,205,280 stock options under this plan remain available for issuance.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11. Stock-based Compensation (continued)

Stock Option Activity

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance, July 31, 2007	4,692,720	0.49
Exercised	(1,000)	0.35
Balance, October 31, 2007	4,691,720	0.49	0.75	60,750
Exercisable October 31, 2007	4,671,720	0.49	0.74	60,750

The total fair value of stock-based compensation vested during the three month period ended October 31, 2007 was $16,046.

The total intrinsic value of stock options exercised during the three month period ended October 31, 2007 was $200.

A summary of the status of the Company's non-vested shares as of October 31, 2007 and the changes during the period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value $
Nonvested, July 31, 2007	320,000	0.56
Vested	(300,000)	0.56
Nonvested, October 31, 2007	20,000	0.50

As at October 31, 2007, there was $3,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

There were no stock options granted for the three month periods ending October 31, 2007 and 2006.

12.  Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2007	8,407,488	0.52
Issued	750,000	0.64
Balance, October 31, 2007	9,157,488	0.53

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.  Share Purchase Warrants (continued)

As at October 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
10,750	0.99	December 31, 2007
995,251	0.70	October 30, 2008
625,000	0.20	August 28, 2008
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
200,000	0.91 - 1.46	May 9, 2009
300,000	0.324	October28, 2009
335,000	0.75	October 3, 2009
186,250	0.60	December 4, 2009
375,000	0.60	February 7, 2009
250,000	0.60	February 18, 2010
250,000	0.60	March 4, 2010
230,000	0.60	March 6, 2010
250,000	0.65	April 10, 2010

Number of Warrants	Exercise Price $	Expiry Date
500,000	0.64	May 14, 2010
250,000	0.64	June 28, 2010
250,000	0.65	July 31, 2010
750,000	0.64	August 8, 2010
9,157,488

13.  Commitments

The Company's minimum payments required under operating leases for premises and equipment are as follows as at October 31, 2007:

$
2008	38,336
2009	3,306
41,462

14.  Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada. However, substantially all of the Company's revenues are from customers located in the United States.

15.  Subsequent Events

(a)  On November 14, 2007, the Company approved a private placement of 970,000 units at $0.25 per unit for proceeds of $242,500. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable at $0.40 per share expiring three years from the date of issuance.  These shares are considered issued on the date of approval by the board of directors. As of November 14, 2007, the Company has received $100,000 of the $242,500, with the balance of the subscription to be paid in three monthly installments of $47,500 beginning December 1, 2007.  On December 3, 2007 the Company received the first installment of $47,500.

(b)  On November 15, 2007, the Company received a loan from a director for CDN$50,000 which bears interest at 10% per annum, is unsecured and due on demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

Employees. As of December 11, 2007, the Company employed 42 people, including 2 contractors on a part-time basis, and 10 employees are licensed REALTORS(R).

Revenues and expenses

The following table shows revenues and margins for the three months ended October 31, 2007, with comparative figures for the prior:

	Three months ended October 31, 2007	% of Sales	Three months ended October 31, 2006	% of Sales
Revenues:
Referrals	219,665	37.5%	205,006	36.3%
Membership	88,729	15.1%	141,936	25.0%
Clientbuilder	123,549	21.1%	146,444	25.9%
Wireless and mobility	131,027	22.4%	67,608	12.0%
Other	22,991	3.9%	4,402	0.8%
	585,961	100.0%	565,396	100.0%

Referral revenue increased $14,659 (7.2%) from the three months ended October 31, 2006.  The increase in referral revenues for the three months ended October 31, 2007 was the result of an increase in number of customers implemented from Q1 of fiscal 2006.  Management also renewed two contracts in July 2007 which increased our referral revenue.  This was offset through decreased leads generated through the Company's websites listed on Internet search engine portals. Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission.  The Company is transitioning towards generating leads through third-parties, and selling them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty.  This effort continues to recover declining referral revenues as management anticipated.  In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership revenues decreased $53,207 (37.5%) from the three months ended October 31, 2006.  This decrease is due to the Company changing its product and marketing strategy away from agents and towards brokers.  This contributes to the decline in the agent membership revenues. The sales structure under the broker model is comprised of a license, shared transaction commissions and maintenance revenue.

ClientBuilder revenues decreased 22,895 (15.6%) for the three months ended October 31, 2007.  There was approximately $45,000 in setup fees attributed to the three month period ending October 31, 2006 which were not present in the three month period ending October 31, 2007.  This was offset by renegotiating two contracts with RE/MAX of Canada in late fiscal 2007.  These 2 contracts have doubled their previous monthly revenues. The Company has also signed 8 new broker contracts in the past few years.  Management anticipates these revenues to rise during fiscal 2008.

Wireless and mobility revenue increased $63,419 (93.8%) from the three months ended October 31, 2006.  This increase was due to the acquisition of Executive Wireless on June 13, 2005 and expanded sales efforts for the Company's acquired wireless products and services including bundling services with the ClientBuilder product.  As Most Home expands the marketing of its wireless technology, that provides faster response time to the end consumer, the Company anticipates further increases in revenues from these products.

The following table shows revenues and margins for the three months ended October 31, 2007, with comparative figures for the prior year:

	Three months ended October 31, 2007	% of Sales	Three months ended October 31, 2006	% of Sales
Revenues:	585,961	100.0%	565,396	100.0%
Gross Margin:	356,331	60.8%	360,526	63.8%

Gross margin for the three months ended October 31, 2007 was $356,331 (60.8%) compared to $360,526 (63.8%) for the comparable quarter ended October 31, 2006. Impacts of foreign exchange rates cause changes in the Company's gross margin.  The Canadian dollar strengthened since the prior year quarter which negatively influenced gross margin (see Foreign Currency Impact).

Gross Margin also decreased slightly due to the Company paying software licensing fees for two systems.  As of November 30, 2007, the Company has stopped using the older system and transitioned all its clients to the new one.

This was offset by the change in mix of our revenue sources.  Our wireless revenue has limited direct costs associated with it.  As our wireless revenues increase, our gross margin will increase as well. Management anticipates gross margin to increase in future periods with higher software and wireless licensing fees.

Continued weakness in the U.S. dollar against the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows operating expenses as a percentage of sales for the three month period ended October 31, 2007, with comparative figures for the prior quarter.

	Three months ended October 31, 2007	% of Sales	Three months ended October 31, 2006	% of Sales
Amortization	37,311	6.4%	46,891	8.3%
Research and development	104,695	17.9%	206,936	36.6%
Selling, general and administrative	745,627	127.2%	814,872	144.1%
Total operating expenses	887,633	151.5%	1,068,699	189.0%

Amortization expense decreased slightly to $37,311 from the three months ended October 31, 2006. The   decrease was due to reduced amortization on previously capitalized costs that have been fully amortized as of October 31, 2007.

Research and development costs decreased $102,241 from prior year quarter.  The Company is focused on development of its products and services; enhancing its existing products under a uniform product platform.  This helped reduce research and development costs, however as upgrades and new products are developed, we will see an increase in the costs.

Selling, general and administrative costs decreased 8.5% ($69,245) from the three months ended October 31, 2006.  The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, totaling recorded in the three month period ending October 31, 2006.  This was offset by realized foreign exchange losses from the increase in value of the Canadian Dollar.  (See foreign currency impact).  See table below.

	Three months ended October 31, 2007	% of Sales	Three months ended October 31, 2006	% of Sales
SG&A before stock-based compensation	745,627	127.2%	814,872	144.1%
Stock-based compensation	16,046	2.7%	110,740	19.6%
Selling, general and administrative	729,581	124.5%	704,132	124.5%

Working capital deficiency at October 31, 2007 was $2,612,445 compared to $1,200,407 at October 31, 2006.  See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2007.

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

If the Company was unable continue as a going concern, it would likely not be able to realize the carrying value of its assets as reflected in the consolidated financial statements. As described elsewhere in this report, at October 31, 2007, there are certain conditions that currently exist which raise substantial doubt about the validity of the going concern assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Liquidity and sources of capital

Working capital deficiency was $2,612,445 at October 31, 2007.

During the three-month period ended October 31, 2007, Most Home's operations used $295,403 in net cash. Cash required by Most Home during the three months ended October 31, 2007 was generated through, short-term borrowings, loans, and capital raising activities (which generated $302,867, net of issuance costs, through the private sale of stock and the exercise of stock options and warrants).

Management anticipates that cash flow requirements for the twelve months ended October 31, 2008 will be met through the exercise of outstanding stock options and warrants, private placements of stock, subscriptions receivable, and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

Management anticipates cash flow needs for the twelve months ended October 31, 2008 are as follows:

General and administrative	1,150,000
Capital purchases	150,000
Product development	200,000
Debt and liability reduction	1,500,000
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

Item  3. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $574,167 for three months ended October 31, 2007, incurred a net loss of $3,679,006 for the year ended July 31, 2007, $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005.  From the date of its formation through October 31, 2007, Most Home incurred net losses of $11,149,541.  Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.0196 for the three months ended October 31, 2007 compared to 1.1210 for the three months ended October 31, 2006. This represents an increase of approximately 9.0%, on an average yearly exchange rate basis, in the Company's expenses and cash disbursements over the three months ended October 31, 2007. The Company does not currently engage in foreign currency hedging activities.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of December 11, 2007, the exercise or conversion of which could result in the issuance 11,424,208 additional shares of common stock representing 32.2% of the issued and outstanding shares.  To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

Most Home may not be able raise sufficient funds to close on an acquisition currently being considered.

Most Home is in the process of signing a definitive agreement to purchase all the outstanding shares of a Call Center with a purchase price of $30,000,000 plus an Earn Out based on meeting revenue targets.  The consideration for the acquisition has been amended to include a formula for Earned-Out-Shares that may result in a significant but undetermined number of Most Home shares being issued.  Presently, there is only a non-binding Deal Sheet Agreement in Principle signed on October 12, 2007.  As of June 12, 2007 no formal agreement has been reached. The Company is currently working on finalizing the Definitive Agreement and completing its due diligence review to close the transaction.

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

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended October 31, 2007:

(b) Subsequent to the three months ended October 31, 2007:

On November 14, 2007, the Company entered into an agreement with an accredited investor to sell up to 970,000 shares of common stock and 970,000 share purchase warrants for total proceeds of $242,500, at a price of $0.25 per unit of share and warrant.  Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.

The Company received $100,000 on November 1, 2007.  The investor has agreed to pay an additional $47,500 on or before December 1, 2007; an additional $47,500 on or before January 1, 2008; and an additional $47,500 on or before February 1, 2008.  We will only issue securities upon receipt of payment, and we will be issuing the securities for the payment received on November 1, 2007 and December 1, 2007.

We did not pay any commission in connection with the private placement.  The units were sold to the accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended.  All securities issued were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.  No general solicitation or general advertising was conducted in connection with the sales of the shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 2, 2007, the Company borrowed a total of US$47,235 (equivalent of CAD$50,000) from George Shahnazarian, a director of the Company.  The loan accrues interest at a rate of 10% per annum, are secured by a promissory note and repayable on demand.

On November 15, 2007, the Company borrowed another US$47,235 (equivalent of CAD$50,000) from George Shahnazarian, a director of the Company.  The loan accrues interest at a rate of 10% per annum, are secured by a promissory note and repayable on demand.

During the three months ended October 31, 2007, the Company paid an aggregate of US$nil as interest to Mr. Shahnazarian.

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

MOST HOME CORP.

Date: December 10, 2007	By:	/s/ Kenneth Galpin
Kenneth Galpin, President and Chief Executive Officer

Date: December 10, 2007	By:	/s/ Michael Schutz
Michael Schutz, Chief Financial Officer