Form 10QSB
period 2008-01-31
MOST HOME CORP
filed 2008-03-18
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0173359 (I.R.S. Employer Identification No.)

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

Yes ❑    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 14, 2008 the Company had 36,681,591 outstanding shares of Common Stock. This amount excludes 1,164,183 shares of common stock issuable upon the conversion of 1,164,183 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

For the Six Month Period Ended January 31, 2008

MOST HOME CORP.
 Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2008 $ (Unaudited)	July 31, 2007 $
Assets
Current Assets
Cash	17,803	18,443
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil, respectively	230,166	269,407
Prepaid expenses	30,641	33,237
Due from related party (Note 9(a))	34,245	31,938
Total Current Assets	312,855	353,025

Deferred acquisition costs	205,433	119,334
Property and equipment (Note 3)	96,365	105,134
Intangible assets (Note 4)	99,875	156,794
Goodwill (Note 5)	754,892	754,892
Total Assets	1,469,420	1,489,179

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings (Note 6)	167,838	156,389
Accounts payable (Note 9(c))	946,210	880,308
Accrued liabilities (Note 7)	1,325,820	983,126
Loans payable (Note 8)	117,567	111,585
Due to related party (Note 9(b))	269,655	213,988
Deferred revenue	144,497	159,415
Total Current Liabilities	2,971,587	2,504,811

Long-term loans payable, net of current portion (Note 8)	3,656	4,196
Total Liabilities	2,975,243	2,509,007
Going Concern (Note 1)
Commitments (Note 13)
Subsequent Events (Note 15)
Stockholders' Equity (Deficit)
Series A preferred stock, $0.001 par value; Issued and outstanding: 1,164,183 and 1,164,183, respectively (Note 10)	1,164	1,164
Common stock Authorized 250,000,000 shares, $0.001 par value; Issued and outstanding: 35,681,591 and 34,150,591, respectively	35,682	34,151
Common stock subscribed (Note 10(b))	250,000	-
Additional paid-in capital	10,208,482	9,647,656
Share subscriptions receivable (Note 9(a))	(43,469)	(43,469)
Accumulated deficit	(11,781,564)	(10,575,374)
Accumulated other comprehensive income (loss)	(176,118)	(83,956)
Total Stockholders' Equity (Deficit)	(1,505,823)	(1,019,828)
Total Liabilities and Stockholders' Equity	1,469,420	1,489,179

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2008 $	2007 $	2008 $	2007 $

Net Revenues	513,856	470,988	1,099,817	1,036,384

Cost of Revenues	174,427	213,647	404,057	418,517

Gross Margin	339,429	257,341	695,760	617,867

Operating Expenses

Amortization	36,578	38,036	73,889	84,927
Research and development	180,529	110,872	285,224	317,808
Selling, general and administrative	612,944	1,459,287	1,358,571	2,274,159

Total Operating Expenses	830,051	1,608,195	1,717,684	2,676,894

Loss from Operations	(490,622)	(1,350,854)	(1,021,924)	(2,059,027)

Other Expense
Interest Expense	(141,401)	(40,627)	(184,266)	(66,816)
Total Other Expenses	(141,401)	(40,627)	(184,266)	(66,816)
Net Loss for the Period	(632,023)	(1,391,481)	(1,206,190)	(2,125,843)
Other Comprehensive Income (Loss)

Foreign currency translation adjustments	104,574	(41,164)	(92,162)	29,737

Comprehensive Loss	(527,449)	(1,432,645)	(1,298,352)	(2,096,106)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.05)	$(0.03)	$(0.07)

Weighted Average Common Shares Outstanding	35,047,000	30,830,000	34,656,000	30,241,000

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
(unaudited)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed		Additional	Share Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares #	Amount $	Shares #	Amount $	Shares #	$	Paid-in Capital $	Receivable $	Deficit $	Income (Loss) $	(Deficit) $
Balance, July 31, 2007	1,164,183	1,164	34,150,591	34,151	-	-	9,647,656	(43,469)	(10,575,374)	(83,956)	(1,019,828)
						-
Common stock issued for cash pursuant to private placements	-	-	1,530,000	1,530	-	-	493,470	-	-	-	495,000
Stock issuance costs	-	-	-	-	-	-	(3,250)	-	-	-	(3,250)
Common stock issued pursuant to the exercise of stock options	-	-	1,000	1	-	-	349	-	-	-	350
Common stock subscribed pursuant to private placements	-	-	-	-	1,000,000	250,000	-	-	-	-	250,000
Fair value of stock options vested	-	-	-	-	-	-	70,257	-	-	-	70,257
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(92,162)	(92,162)
Net loss for the period	-	-	-	-	-	-	-	-	(1,206,190)	-	(1,206,190)
Balance, January 31, 2008	1,164,183	1,164	35,681,591	35,682	1,000,000	250,000	10,208,482	(43,469)	(11,781,564)	(176,118)	(1,505,823)

 See accompanying notes to the consolidated financial statements

MOST HOME CORP.
 Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the six months ended January 31,
	2008 $	2007 $
Operating Activities
Net loss for the period	(1,206,190)	(2,125,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	73,889	84,927
Stock-based compensation	70,257	848,793
Changes in operating asset and liabilities:
Accounts receivable	55,041	45,140
Prepaid expenses	3,967	(46,366)
Due from related party	(2,307)	(2,307)
Accounts payable	17,477	285,980
Accrued liabilities	285,710	384,983
Deferred revenue	(24,924)	(83,344)
Net Cash Used In Operating Activities	(727,080)	(608,037)
Investing Activities
Purchases of property and equipment	(1,575)	(8,506)
Deferred acquisition costs	(86,099)	-
Net Cash Used In Investing Activities	(87,674)	(8,506)
Financing Activities
Increase in short-term borrowings	11,449	58,131
Proceeds from loans payable	-	142,640
Repayment of loans payable	(800)	(25,692)
Proceeds from issuances of common stock	495,350	409,200
Proceeds from common stock subscribed	250,000	-
Stock issuance costs	(3,250)	(17,500)
Advances from related parties	144,674	67,969
Repayment to related parties	(100,479)	(25,489)
Net Cash Provided By Financing Activities	796,944	609,259
Effect of Exchange Rate Changes on Cash	17,170	(41,026)
Increase (Decrease) in Cash	(640)	(48,310)
Cash, Beginning of Period	18,443	48,310
Cash, End of Period	17,803	-
Supplemental Disclosures:
Interest paid	40,168	-
Income taxes paid	-	-

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

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at January 31, 2008 has an accumulated deficit of $11,781,564. The Company also had a working capital deficit of $2,658,732 as at January 31, 2008. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additional debt or equity financing of approximately $4,000,000 will be required for the next twelve months and may not be available on reasonable terms. Management's intention is to generate sufficient financing through the sale of common stock, the exercise of outstanding stock options and warrants, and also by an increased level of revenues generated. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.   Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

(b)  Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended July 31, 2007, included in the Company's Annual Report on Form 10-KSB filed on November 13, 2007 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at January 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three and six months ended January 31, 2008 and 2007. The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Concentrations

For the six months ended January 31, 2008, revenue from three customers represented approximately 49% of total revenue. For the six months ended January 31, 2007, the same three customers represented approximately 33% of total revenue.

Credit risk:

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company's customers are located in Canada and the United States. The Company performs ongoing credit evaluations, does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company consider at risk. As at January 31, 2008, three customers represented approximately 56% the Company's gross accounts receivable. As at January 31, 2007, four customers represented approximately 30% of the Company's accounts receivable.

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

Cumulative translation adjustments of $176,118 as at January 31, 2008 has been included in accumulated other comprehensive gain (loss) in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(t)  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In May 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.   Significant Accounting Policies (continued)

(u)  Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.   Property and Equipment

	Cost $	Accumulated Amortization $	January 31, 2008 Net Carrying Value $	July 31, 2007 Net Carrying Value $
Computer hardware	349,935	283,539	66,396	72,830
Computer software	62,436	61,225	1,211	446
Leasehold improvements	71,608	71,608	-	1,792
Office equipment	113,878	85,120	28,758	30,066
	597,857	501,492	96,365	105,134

Amortization expense totalled $16,889 and $19,358 for the six month ended periods January 31, 2008 and 2007, respectively.

4.   Intangible Assets

	Cost $	Accumulated Amortization $	January 31, 2008 Net Carrying Value $	July 31, 2007 Net Carrying Value $
Customer list	189,000	162,750	26,250	57,750
Technology	204,000	131,750	72,250	97,750
Website development costs	470,972	469,597	1,375	1,294
	863,972	764,097	99,875	156,794

Amortization expense totalled $57,000 and $65,569 for the six month ended periods January 31, 2008 and 2007, respectively.

The following is the estimated annual amortization expense for each of the next three years:

$
2008	77,250
2009	22,625
2010	-
99,875

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.   Goodwill

	Cost $	Accumulated Amortization $	January 31, 2008 Net Carrying Value $	July 31, 2007 Net Carrying Value $
Most Referred(R)	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
	1,169,924	415,032	754,892	754,892

Goodwill for Most Referred(R) originated from the acquisition on April 28, 2000, which was amortized to January 31, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005.

6.   Short-term Borrowings

	January 31, 2008 $	July 31, 2007 $
Canadian dollar bank line of credit bearing interest at lender prime plus 1.25% per annum and secured by a general security agreement.	69,735	93,738
Bank overdraft	98,103	62,651
	167,838	156,389

7.   Accrued Liabilities

	January 31, 2008 $	July 31, 2007 $
Payroll deductions and benefits	1,159,620	814,200
Professional fees	27,387	63,348
Sales tax and other	138,813	105,578
	1,325,820	983,126

8.   Loans Payable

(a)  As at January 31, 2008, a promissory note of $99,621 (Cdn$100,000) due to a non-related third party bears interest at 36% per annum, is unsecured and due on demand.

(b)  As at January 31, 2008, the balance of $16,240 due to a non-related third party is non-interest bearing, unsecured and due on demand.

(c)  As at January 31, 2008, the balance of $5,362 (Cdn$5,760) due to a non-related third party bears interest at 25.99% per annum, is repayable in monthly instalments and secured by the computer equipment purchased. The amount repayable within one year is $1,706.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

9.   Related Party Transactions

(a)  As at January 31, 2008, a total balance of $77,714 (2007 - $73,138) is due from a company with common officers and directors. Of this total balance, $34,245 includes $4,405 (2007 - $4,405) in principal loan balance receivable and accrued interest on the loan and share subscriptions receivable totaling $29,840 (2007 - $25,264). The share subscriptions receivable of $43,469 (2007 - $43,469) due from this company is reported in Stockholders' Deficit. The principal amounts due bear interest at 10% per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

(b)  As at January 31, 2008, the balance of $269,655 (2007 - $60,788) due to a director of the Company is unsecured, bears interest at 10% per annum and due on demand.

(c)  As at January 31, 2008 a balance of $405,028 (2007 - $197,707) due to a law firm in which a director of the Company is a partner is included in accounts payable and accrued liabilities.

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

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

10.  Capital Stock

(b)        The common share transactions for the Six Month Period ended January 31, 2008 are as follows:

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

(iii)        On November 14, 2007, the Company approved a private placement of 970,000 units at $0.25 per unit for proceeds of $242,500. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable at $0.40 per share expiring three years from the date of issuance.  As of January 31, 2008, the Company issued 780,000 units and has received $195,000 of the $242,500, with the balance of the subscription to be paid on February 1, 2008 (see Note 15(b)).

(iv)        On December 12, 2007, the Company entered into an agreement with an accredited investor to sell up to 1,200,000 shares of common stock and 1,200,000 share purchase warrants for total proceeds of $300,000, at a price of $0.25 per unit of share and warrant.  Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.  As of January 31, 2008, the Company has received $150,000 with the remaining balance to be received by the end of March 2008. The Company has not issued the shares as at January 31, 2008 and are recorded as a common stock subscribed.

(v)         On January 7, 2008, the Company entered into an agreement with two accredited investors to sell up to 800,000 shares of common stock and 800,000 share purchase warrants for total proceeds of $200,000, at a price of $0.25 per unit of share and warrant.  Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.  As of January 31, 2008, the Company has received $100,000 with the remaining balance to be received on February 4, 2008. The Company has not issued the shares as at January 31, 2008 and are recorded as a common stock subscribed.

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
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11.  Stock-based Compensation (continued)

Stock Compensation Plans (continued)

The Company has an incentive stock option plan that authorizes the issuance of 3,500,000 options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000. Options vest after one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of the Company may not be exercisable after five years from the date of grant. The purchase price per share of common stock, purchasable under an option, is determined by the Company's Board of Directors but cannot be less than the fair market value of the common stock on the date of the grant of the option. A total of 705,000 stock options under this plan remain available for issuance.

The Company has a non-qualified stock option plan which authorizes the granting of 4,500,000 stock options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The stock option exercise price and expiration date are determined by the Company's Board of Directors. During fiscal 2006, the total number of stock options authorized to be granted under this plan was increased by 1,000,000. A total of 783,280 stock options under this plan remain available for issuance.

Stock Option Activity

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance, July 31, 2007	4,692,720	0.49
Issued	2,565,000	0.35
Exercised	(1,000)	0.35
Expired	(3,015,000)	0.48
Forfeited	(15,000)	0.50
Balance, January 31, 2008	4,226,720	0.41	3.70	-
Exercisable January 31, 2008	1,656,720	0.50	1.79	-

The total fair value of stock-based compensation vested during the six month period ended January 31, 2008 was $70,257.

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11.  Stock-based Compensation (continued)

Stock Option Activity (continued)

The total intrinsic value of stock options exercised during the six month period ended January 31, 2008 was $200.

	Number of Shares	Weighted Average Grant Date Fair Value $
Nonvested, July 31, 2007	320,000	0.56
Issued	2,565,000	0.35
Forfeited	(15,000)	0.50
Vested	(300,000)	0.56
Nonvested, January 31, 2008	2,570,000	0.35

As at January 31, 2008, there was $605,735 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of one year.

The fair value of stock options granted was calculated using the Black-Scholes option pricing model based upon the following weighted average assumptions:

	Three and six months ended January 31, 2008	Three and six months ended January 31, 2007
Expected life	4 years	1 year
Expected volatility	156%	120%
Expected dividend yield	0%	0%
Risk free interest rate	2.76%	4.72%
Grant date fair value per option	$0.26	$0.48

12.  Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, July 31, 2007	8,407,488	0.52
Expired	(1,006,001)	0.70
Issued	1,530,000	0.52
Balance, January 31, 2008	8,931,487	0.50

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.  Share Purchase Warrants (continued)

As at January 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
625,000	0.20	August 28, 2008
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
200,000	0.91 - 1.46	May 9, 2009
300,000	0.324	July 28, 2009
335,000	0.75	January 3, 2009
186,250	0.60	October 3, 2009
375,000	0.60	February 7, 2010
250,000	0.60	February 18, 2010
250,000	0.60	March 4, 2010
230,000	0.60	March 6, 2010
250,000	0.65	April 10, 2010
500,000	0.64	May 14, 2010
250,000	0.64	June 28, 2010
250,000	0.65	July 31, 2010
750,000	0.64	August 8, 2010
400,000	0.40	October 31, 2010
190,000	0.40	November 30, 2010
190,000	0.40	December 31, 2010
8,931,487

MOST HOME CORP.
 Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

13.  Commitments

The Company's minimum payments required under operating leases for premises and equipment are as follows as at January 31, 2008:

$
2008	15,413
2009	3,103
18,516

14.  Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate referrals. Substantially all of the Company's operations, assets and employees are located in Canada. However, substantially all of the Company's revenues are from customers located in the United States.

15.  Subsequent Events

(a)  On January 11, 2008, the Company entered into an Asset Purchase Agreement ("the Agreement") to purchase the net operating assets of NetUpdate, Inc. ("Netupdate"), a private company registered in Bellevue, Washington. On February 1, 2008, the Company closed on the Agreement with Netupdate.  Netupdate is an on-line mortgage origination software provider.  Under the Agreement, the Company purchased the assets of Netupdate and assumed certain liabilities. In consideration of the Agreement, the Company will issue common stock with a total value of $700,000 (1,845,046 shares), representing the total purchase price, to the shareholders of Netupdate. The Company's shares will be restricted stock with "piggyback" registration rights.  Details of the Agreement were filed with the SEC in an 8-K dated January 16, 2008, file no. 000-29067.  Management is of the opinion that up to $2,000,000 in earn-out shares issuable under the Agreement are not reasonably certain and therefore has not included this amount in the purchase price or valuation of Netupdate.

(b)  On February 1, 2008, the Company received the remaining $47,500 due from the subscriber as noted in 10(b)(iii).

(c)  On February 4, 2008, the Company received the remaining $100,000 due from the two subscribers as noted in 10(b)(v).

(d)  On February 21, 2008 the Board of Directors approved for issuance the remainder of the common shares subscribed as noted in 10(b)(iv) and 10(b)(v).

(e)  On February 21, 2008, the Board of Directors approved a retention bonus of 25,000 common shares to the Director of Sales of NetUpdate, Inc. and were subsequently issued on March 11, 2008.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

More and more marketing dollars are moving online, raising the bar for corporate expectations of traditional Web sites. According to a recent study by eMarketer, U.S. Internet advertising spending reached $16.4 billion in 2007, a nearly 31 percent increase over 2005. In 2008, spending was projected to reach nearly $20 billion. In its current U.S.-based forecast, Jupiter Research says that email marketing spending will grow to $1.1 billion by 2010, "fueled by spending on retention, acquisition, and transactional email." There is no doubt that the Internet is a critical component of marketing and sales strategies for organizations large and small.

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

Most Home Corp., through its wholly owned subsidiary Most Home Real Estate Services Inc. ("Most Home"), provides a total eMarketing solution and technology platform to help real estate brokerage organizations increase their online lead conversion rates and track and measure their operational effectiveness. Most Home's unique lead conversion process and platform improves marketing returns and is currently being deployed on a national and regional level to over 20 leading companies across the United States and Canada representing over 20,000 sales associates.

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

Employees. As of March 13, 2008, the Company employed 39 people, including 2 contractors on a part-time basis, and 10 employees are licensed REALTORS(R).

Revenues and expenses

The following table shows revenues and margins for the three months ended January 31, 2008, with comparative figures for the prior:

	Three months ended January 31, 2008	% of Sales	Three months ended January 31, 2007	% of Sales
Revenues:
Referrals	144,022	28.0	147,864	31.4
Membership	71,766	14.0	138,550	29.4
Enterprise	126,896	24.7	97,109	20.6
Wireless and mobility	148,237	28.8	90,509	19.2
Other	22,936	4.5	(3,044)	(0.6)
	513,856	100.0	470,989	100.0

Referral revenue decreased $3,842 (2.6%) from the three months ended January 31, 2007.  The decrease in referral revenues for the three months ended January 31, 2008 was the result of a decrease in leads generated through the Company's websites listed on Internet search engine portals Q1 of fiscal 2007.  Approximately 50% of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The Company is working to mitigate the lower than expected lead production and continue to increase its websites' rankings on these portals, but there can be no assurance of success. Once the qualified client results in a closed real estate transaction, the Company receives a success fee based on the member agent's gross commission.  The Company is transitioning towards generating leads through third-parties, and selling them on a per-lead rather than a success fee basis, in order to reduce its exposure to search engine uncertainty.  In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership revenues decreased $66,784 (48.2%) from the three months ended January 31, 2007.  This decrease is due to the Company changing its product and marketing strategy away from agents and towards brokers. This contributes to the decline in the agent membership revenues. The sales structure under the broker model is comprised of a license, shared transaction commissions and maintenance revenue.

Enterprise revenues increased 29,787 (30.7%) for the three months ended January 31, 2008.  The increase is due to constant data aggregation work for several customers, as well renegotiated contracts in July 2007 that doubled their original contract value  The company is continuing efforts to increase broker sales with a steady increase for fiscal 2008.

Wireless and mobility revenue increased $57,728 (63.8%) from the three months ended January 31, 2007.  This increase was due to expanded sales efforts for the Company's wireless products to MLS boards through its partner reseller agreements. In Q3 of fiscal 2008, Most Home will expand the marketing of its wireless technology to consumer applications, which will further increase wireless and mobility revenues.

The following table shows revenues and margins for the six months ended January 31, 2008, with comparative figures for the prior:

	Six months ended January 31, 2008	% of Sales	Six months ended January 31, 2007	% of Sales
Revenues:
Referrals	363,687	33.1	372,130	35.9

	Six months ended January 31, 2008	% of Sales	Six months ended January 31, 2007	% of Sales
Membership	160,495	14.6	307,993	29.7
Enterprise	252,653	23.0	196,786	19.0
Wireless and mobility	279,264	25.4	158,117	15.3
Other	43,718	4.0	1,358	0.1
	1,099,817	100.0	1,036,384	100.0

The following table shows revenues and margins for the three months ended January 31, 2008, with comparative figures for the prior year:

	Three months ended January 31, 2008	% of Sales	Three months ended January 31, 2007	% of Sales
Revenues:	513,856	100.0	470,989	100.0
Gross Margin:	339,429	66.1	257,341	54.6

Gross margin for the three months ended January 31, 2008 was $339,429 (66.1%) compared to $257,341 (54.6%) for the comparable quarter ended January 31, 2007. Impacts of foreign exchange rates cause changes in the Company's gross margin.  The Canadian dollar strengthened since the prior year quarter which negatively influenced gross margin (see Foreign Currency Impact).

This was offset with the Company completing its transition to a new software platform.  As of November 30, 2007, the Company has stopped using the older system and transitioned all its clients to the new one.  The new system has reduced costs and overhead, and allows the Company to implement new customers within weeks, rather than months.

A headcount reduction of 3 from the three months ended January 31, 2007 resulted in a higher gross margin as well as the change in mix of our revenue sources.  Our wireless revenue has limited direct costs associated with it.  As our wireless revenues increase, our gross margin will increase as well.

Continued weakness in the U.S. dollar against the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows revenues and margins for the six months ended January 31, 2008, with comparative figures for the prior year:

	Six months ended January 31, 2008	% of Sales	Six months ended January 31, 2007	% of Sales
Revenues:	1,099,817	100.0	1,036,384	100.0
Gross Margin:	695,760	63.3	617,867	59.6

The following table shows operating expenses as a percentage of sales for the three month period ended January 31, 2008, with comparative figures for the prior quarter.

	Three months ended January 31, 2008	% of Sales	Three months ended January 31, 2007	% of Sales
Amortization	36,578	7.1	38,036	8.1

	Three months ended January 31, 2008	% of Sales	Three months ended January 31, 2007	% of Sales
Research and development	180,529	35.1	110,872	23.5
Selling, general and administrative	612,944	119.3	1,459,287	309.8
Total operating expenses	830,051	161.5	1,608,195	341.4

Amortization expense decreased slightly to $36,578 from the three months ended January 31, 2007. The   decrease was due to reduced amortization on previously capitalized costs that have been fully amortized as of January 31, 2008.

Research and development costs increased $69,657 from prior year quarter. The Company remains focused on further development of its products and services; enhancement of its existing products under a uniform product platform.  Extra development time was required for the transition of our new software platform.

Selling, general and administrative costs decreased 58.0% ($846,343) from the three months ended January 31, 2007.  The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the three month period ending January 31, 2007 and a headcount reduction, included in SG&A, of 6 people during fiscal 2007.

The following table shows operating expenses as a percentage of sales for the six month period ended January 31, 2008, with comparative figures for the prior quarter.

	Six months ended January 31, 2008	% of Sales	Six months ended January 31, 2007	% of Sales
Amortization	73,889	6.7	84,927	8.2
Research and development	285,224	25.9	317,808	30.7
Selling, general and administrative	1,358,571	123.5	2,274,159	219.4
Total operating expenses	1,717,684	156.2	2,676,894	258.3

Amortization expense decreased to $73,889 from the six months ended January 31, 2007. The decrease was due to reduced amortization on previously capitalized costs that have been fully amortized as of January 31, 2008.

Research and development costs decreased $32,584 (10.2%) from the six months ended January 31, 2007. The Company remains focused on further development of its products and services; enhancement of its existing products under a uniform product platform.

Selling, general and administrative costs decreased 40.3% ($915,588) from the six months ended January 31, 2007.  The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the three month period ending January 31, 2007 and a headcount reduction, included in SG&A, of 6 people during fiscal 2007.

The following table shows stock compensation included in SG&A for the three months ended January 31, 2008:

	Three months ended January 31, 2008	% of Sales	Three months ended January 31, 2007	% of Sales
SG&A before stock-based compensation	558,733	108.7	721,234	153.1
Stock-based compensation	54,211	10.5	738,053	156,7
Selling, general and administrative	612,944	119.3	1,459,287	309.8

Selling, general and administrative costs decreased 58.0% ($846,343) from the three months ended January 31, 2007.  The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the three month period ending January 31, 2007 and a headcount reduction, included in SG&A, of 6 people during fiscal 2007.

The following table shows stock compensation included in SG&A for the six months ended January 31, 2008:

	Six months ended January 31, 2008	% of Sales	Six months ended January 31, 2007	% of Sales
SG&A before stock-based compensation	1,288,314	117.1	1,425,366	137.5
Stock-based compensation	70,257	6.4	848,793	81.9
Selling, general and administrative	1,358,571	123.5	2,274,159	219.4

Selling, general and administrative costs decreased 40.3% ($915,588) from the six months ended January 31, 2007.  The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the six month period ending January 31, 2007 and a headcount reduction, included in SG&A, of 6 people during fiscal 2007.

Working capital deficiency at January 31, 2008 was $2,658,732 compared to $1,508,576 at January 31, 2007.  See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2008.

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

If the Company was unable continue as a going concern, it would likely not be able to realize the carrying value of its assets as reflected in the consolidated financial statements. As described elsewhere in this report, at January 31, 2008, there are certain conditions that currently exist which raise substantial doubt about the validity of the going concern assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Effective February 1, 2007, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Liquidity and sources of capital

Working capital deficiency was $2,658,732 at January 31, 2008.

During the six-month period ended January 31, 2008, the Company's operations used $727,080 in net cash. Cash required by the Company during the three months ended January 31, 2008 was generated through short-term borrowings, loans, and capital raising activities (which generated $742,100, net of issuance costs, through the private sale of stock, stock subscriptions and the exercise of stock options and warrants).

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

Management anticipates cash flow needs for the twelve months ended January 31, 2008 are as follows:

General and administrative	$300,000
Capital purchases	$120,000
Product development	$750,000
Debt and liability reduction	$2,830,000
$4,000,000

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2007. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In May 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $632,023 for three months ended and a net loss of $1,206,190 for the six months ended January 31, 2008, incurred a net loss of $3,679,006 for the year ended July 31, 2007, $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005.  From the date of its formation through January 31, 2008, Most Home incurred net losses of $11,781,564.  Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 90% of its revenues from U.S. sources and nearly 100% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 0.9938 for the three months ended and 1.0067 for the six months ended January 31, 2008 compared to 1.1550 for the three months ended and 1.1380 for the six months ended January 31, 2007. This represents an increase of approximately 14% and 12%, respectively, on an average period exchange rate basis, in the Company's expenses and cash disbursements over the three and six months ended January 31, 2008. The Company does not currently engage in foreign currency hedging activities.

Most Home is dependant on additional financing to expand its operations.  If adequate funds are not available when required or on acceptable terms, Most Home may be required to alter its business plans and delay or scale back its sales and marketing efforts which, in turn, would result in a decline in Most Home's revenues.

Most Home needs additional capital to advance its business and marketing plans.  Since the cash generated from Most Home's operations may not be sufficient to fund these activities, Most Home may need additional financing through private financings, debt or equity offerings or collaborative arrangements with others.  Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock.  The Report of Independent Registered Public Accounting Firm with respect to Most Home's financial statements for the fiscal year ended July 31, 2007 includes an additional explanatory paragraph that states there exists substantial doubt about Most Home's ability to continue as a going concern.  These consolidated financial statements do not include any adjustment as a result of this uncertainty.

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

Rules of the Securities and Exchange Commission concerning late report filings

On November 16, 2005, the SEC approved certain changes to NASD Rule 6530. As amended, NASD Rule 6530 provides that OTC Bulletin Board ("OTCBB") issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTCBB. In order to regain eligibility under this rule, the issuer would need to timely file all of its annual and quarterly reports due in a one year period. The amended NASD Rule 6530 does not apply to annual or quarterly reports for periods ended before January 1, 2005.

We have been late in filing our quarterly and annual reports on two occasions subsequent to periods ending after January 1, 2005. If we are late in filing our annual or quarterly reports three times within a 24-month period, we may become ineligible for quotation on the OTCBB, which would negatively affect the market for our common stock. In addition, if our common stock is no longer eligible for quotation on the OTCBB, it may become more difficult for us to obtain additional equity financing as shares of our common stock will be less attractive to potential investors.

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of March 14, 2008, the exercise or conversion of which could result in the issuance 13,158,207 additional shares of common stock representing 26.4% of the issued and outstanding shares.  To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

Most Home may not be able raise sufficient funds to close on an acquisition currently being considered.

The total cash, stock and/or debt issuance to purchase the Call Center may exceed $30,000,000.  Management is awaiting fiscal 2008 financial results of the Call Center before it proceeds further with acquisition negotiations; at which time the final purchase price and terms will be determined.  Any equity offering will result in dilution of the ownership interest of Most Home's shareholders and may result in a decline in the price of Most Home's common stock (See also Rule 15g-9 above regarding penny stock risks).  Any debt offering will incur substantial interest charges and terms may not be favorable to the Company.  Regardless, there can be no assurance that the Company can raise sufficient capital to complete this acquisition.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended January 31, 2008:

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 8, 2008, the Company borrowed US$30,042 (equivalent of CAD$30,000) from George Shahnazarian, a director of the Company.  The loan accrues interest at a rate of 10% per annum, are secured by a promissory note and repayable on demand.  The Company repaid the loan on January 16, 2008.

During the three months ended January 31, 2008, the Company paid an aggregate of US$nil as interest to Mr. Shahnazarian.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Asset Purchase Agreement dated February 1, 2008, between NetUpdate, Inc. and the Company
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOST HOME CORP.

Date: March 14, 2008	By:	/s/ Kenneth Galpin
Kenneth Galpin, President and Chief Executive Officer

Date: March 14, 2008	By:	/s/ Michael Schutz
Michael Schutz, Chief Financial Officer