Form 10QSB
period 2008-04-30
MOST HOME CORP
filed 2008-06-23
CIK 1047965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 0-29067

Most Home Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0173359
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 19, 2008 the Company had 39,864,637 outstanding shares of Common Stock. This amount excludes 1,164,183 shares of common stock issuable upon the conversion of 1,164,183 Series A Preferred shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

Consolidated Financial Statements of

MOST HOME CORP.

(Expressed in U.S. dollars)

For the Three and Nine Month Periods Ended April 30, 2008

MOST HOME CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2008	2007
	$	$
	(Unaudited)
Assets
Current Assets
Cash	7,207	18,443
Accounts receivable	266,088	269,407
Prepaid expenses	47,681	33,237
Due from related party (Note 10(a))	35,373	31,938
Total Current Assets	356,349	353,025
Deferred acquisition costs	-	119,334
Property and equipment (Note 4)	145,449	105,134
Intangible assets (Note 5)	546,675	156,794
Goodwill (Note 6)	1,205,755	754,892
Total Assets	2,254,228	1,489,179

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Short-term bank borrowings (Note 7)	131,478	156,389
Accounts payable (Note 10(c))	1,125,249	880,308
Accrued liabilities (Note 8)	1,452,919	983,126
Loans payable (Note 9)	99,042	111,585
Due to related party (Note 10(b))	290,162	213,988
Deferred revenue	368,908	159,415
Total Current Liabilities	3,467,758	2,504,811
Long-term loans payable, net of current portion (Note 9(b))	3,281	4,196
Total Liabilities	3,471,039	2,509,007

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 14)
Subsequent Events (Note 16)
Stockholders' Deficit
Series A preferred stock, $0.001
par value; Issued and outstanding: 1,164,183 and 1,164,183,
respectively (Note 11)	1,164	1,164
Common stock (Note 11)
Authorized 250,000,000 shares, $0.001 par value;
Issued and outstanding: 39,864,637 and 34,150,591, respectively	39,865	34,151
Additional paid-in capital	11,686,936	9,647,656
Share subscriptions receivable (Note 10(a))	(43,469)	(43,469)
Accumulated deficit	(12,727,867)	(10,575,374)
Accumulated other comprehensive loss	(173,440)	(83,956)
Total Stockholders' Deficit	(1,216,811)	(1,019,828)
Total Liabilities and Stockholders' Deficit	2,254,228	1,489,179

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three		For the nine
	months ended		months ended
	April 30,		April 30,
	2008	2007	2008	2007
	$	$	$	$
Net Revenues	660,096	374,962	1,759,913	1,411,347
Cost of Revenues	219,693	235,477	623,750	653,994
Gross Margin	440,403	139,485	1,136,163	757,353
Operating Expenses
Amortization	86,342	38,014	160,231	122,941
Research and development	193,395	137,892	478,619	455,700
Selling, general and administrative	945,088	754,435	2,303,659	3,027,967
Acquisition costs	148,829	-	148,829	-
Total Operating Expenses	1,373,654	930,341	3,091,338	3,606,608
Loss from Operations	(933,251)	(790,856)	(1,955,175)	(2,849,255)
Other Expense
Interest Expense	(13,052)	(57,772)	(197,318)	(125,215)
Total Other Expenses	(13,052)	(57,772)	(197,318)	(125,215)
Net Loss for the Period	(946,303)	(848,628)	(2,152,493)	(2,974,470)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,679	(78,194)	(89,484)	(107,931)
Comprehensive Loss	(943,624)	(926,822)	(2,241,977)	(3,082,401)
Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.10)
Weighted Average Common Shares Outstanding	36,600,000	31,108,000	35,953,000	30,519,000

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
(unaudited)

								Accumulated
								Other	Total
					Additional	Share		Comprehensive	Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Loss)	(Deficit)
	#	$	#	$	$	$	$	$	$
Balance, July 31, 2007	1,164,183	1,164	34,150,591	34,151	9,647,656	(43,469)	(10,575,374)	(83,956)	(1,019,828)
Common stock issued for cash pursuant to private
placements	-	-	3,800,000	3,800	1,058,700	-	-	-	1,062,500

Stock issuance costs	-	-	-	-	(15,250)	-	-	-	(15,250)
Common stock issued pursuant to Asset Purchase
Agreement	-	-	1,845,046	1,845	698,155				700,000
Common stock issued pursuant to the exercise of
stock options	-	-	44,000	44	15,356	-	-	-	15,400
Fair value of common stock issued for stock bonus
granted to employees	-	-	25,000	25	9,975	-	-	-	10,000

Fair value of stock options vested	-	-	-	-	272,344	-	-	-	272,344

Foreign currency translation adjustment	-	-	-	-	-	-	-	(89,484)	(89,484)

Net loss for the period	-	-	-	-	-	-	(2,152,493)	-	(2,152,493)
Balance, April 30, 2008	1,164,183	1,164	39,864,637	39,865	11,686,936	(43,469)	(12,727,867)	(173,440)	(1,216,811)

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the nine months ended
	April 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(2,152,493)	(2,974,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	160,231	122,941
Stock-based compensation	282,344	867,645
Changes in operating assets and liabilities:
Accounts receivable	49,426	29,257
Prepaid expenses	8,518	(91,977)
Due from related party	(3,435)	(3,423)
Accounts payable	173,308	438,011
Accrued liabilities	382,964	595,157
Deferred revenue	(39,665)	(100,789)
Net Cash Used In Operating Activities	(1,138,802)	(1,117,648)
Investing Activities
Purchases of property and equipment	(2,864)	(15,273)
Cash received in acquisition of business	100	-
Deferred acquisition costs	33,042	-
Net Cash Provided By (Used In) Investing Activities	30,278	(15,273)
Financing Activities
Increase (repayment) in short-term bank borrowings	(24,911)	58,394
Proceeds from loans payable	-	281,785
Repayment of loans payable	(17,563)	(325,405)
Proceeds from issuances of common stock	1,077,900	1,054,100
Stock issuance costs	(15,250)	(21,616)
Advances from related parties	147,717	223,110
Repayment to related parties	(47,709)	(84,139)
Net Cash Provided By Financing Activities	1,120,184	1,186,229
Effect of Exchange Rate Changes on Cash	(22,896)	(93,404)
Decrease in Cash	(11,236)	(40,096)
Cash, Beginning of Period	18,443	48,310
Cash, End of Period	7,207	8,214

Non-cash Investing and Financing Activities
Common stock issued in acquisition of business	700,000	-
Loans payable transferred to common shares	-	250,000
Supplemental Disclosures:
Interest paid	56,416	22,268
Income taxes paid	-	-

See accompanying notes to the consolidated financial statements

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Most Home Corp. (the "Company") was incorporated under the laws of the State of Nevada on June 4, 1997. On April 28, 2000, the Company acquired two Canadian corporations in a series of transactions that were accounted for using the purchase method. Prior to the purchase, the Company was in the development stage as it was devoting substantially all of its efforts to the identification and development of new business opportunities. On February 1, 2008, the Company acquired the net assets of Netupdate, Inc. constituting its business under an Asset Purchase Agreement. The Company's primary business activity is providing lead acquisition, response and management services to real estate brokers, agents, banks and mortgage brokers across North America, along with website and wireless realty products.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations and as at April 30, 2008 has an accumulated deficit of $12,727,867. The Company also had a working capital deficit of $3,111,409 as at April 30, 2008. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Most Home Management Ltd., Most Home Real Estate Services, Inc. and Netupdate, Inc. (formerly AMRR.com, Inc.). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. Netupdate, Inc. operations from February 1, 2008 are included.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(b)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended July 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on November 13, 2007 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at April 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended April 30, 2008 and 2007. The results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(f)	Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

Computer hardware	30% declining balance
Computer software	100% declining balance
Leasehold improvements	Straight-line over lease term
Office equipment	20% declining balance

(g)	Intangible Assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

Customer list	Straight-line over 3 years
Technology	Straight-line over 4 years
Website development costs	Straight-line over 2 years

(h)	Deferred Acquisition Costs

Direct costs incurred in contemplation of a business acquisition are deferred until the purchase transaction is either completed or abandoned.

(i)	Software Development Costs

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

(j)	Website Development Costs

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(k)	Impairment of Long-lived Assets

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

	(l)	Goodwill

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

	(m)	Financial Instruments and Concentrations

Fair values:

The fair values of cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities, due to/from related parties and loans payable, approximate carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations:

For the nine months ended April 30, 2008, revenue from four customers represented 47.9% of total revenue. For the nine months ended April 30, 2007, the same four customers represented 33.6% of total revenue.

Credit risk:

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company's customers are located in Canada and the United States. The Company performs ongoing credit evaluations, does not require collateral and establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company consider at risk. As at April 30, 2008, three customers represented 64.6% the Company's gross accounts receivable. As at April 30, 2007, four customers represented 51.6% of the Company's accounts receivable.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(n)	Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Canada and their functional currency is the Canadian dollar. The financial statements of these Canadian operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the period. The effect of this translation is recorded in a separate component of stockholders' equity as accumulated other comprehensive loss.

Cumulative translation losses of $173,440 as at April 30, 2008 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(o)	Income Taxes

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

	(p)	Revenue Recognition

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(r)	Research and Development Costs

Research and development costs are expensed as incurred.

	(s)	Stock-based Compensation

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

	(t)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's accumulated other comprehensive income/loss consisted of foreign currency translation adjustments.

	(t)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(u)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 expands the disclosure required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. SFAS 161 will not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(u)	Recent Accounting Pronouncements (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de- recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(v) Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.	Business Acquisition

On February 1, 2008, the Company completed its purchase of the net assets and assumed liabilities of Netupdate, Inc. (“Netupdate”), constituting its business operations, pursuant to the terms and conditions of the Asset Purchase Agreement dated January 11, 2008 (the “Agreement”). Based in Bellevue, Washington, Netupdate, a developer of lending technologies, offers Originator Pro, an integrated, online point-of-sale system for retail and wholesale lenders who want to increase business from the Internet. Netupdate's software solution allows mortgage professionals to work together online to collect borrower information, provide regular communication and status updates, and to move loan data to loan origination systems; significantly reducing the time, cost and complexity of these financial transactions.

The purchase price of $700,000 consisted of 1,845,046 shares in the Company’s common stock valued at $700,000, plus the right to an earn-out up to an additional $2 million worth of common stock. Earn-out shares are calculated based on revenues of Netupdate over the three fiscal year-end periods following the date of acquisition. Management is of the opinion that the distribution of earn-out shares is not reasonably assured and therefore has not been included in the valuation of the acquisition. Details of this acquisition were filed with the SEC on a Form 8-k, dated January 16, 2008. The value of the Company’s common stock was determined based on the average volume-weighted market price of the Company’s common stock over the 20-day period prior the signing of the Definitive Agreement on January 11, 2008.

This business acquisition was accounted for as a business purchase combination. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with SFAS 141, Business Combinations. Goodwill and other intangible assets, is deductible for tax purposes, recorded in connection with the transaction totaled $969,377.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

$
Cash	100
Trade receivables	31,210
Prepaid expenses	21,669
Property and equipment	62,739
Intangible assets	518,514
Goodwill	450,863
Accounts payable and accrued liabilities	(145,370)
Deferred revenue	(239,725)
Total Purchase Price	700,000

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

3.	Business Acquisition (continued)

Of the $518,514 in acquired intangible assets, $280,042 was assigned to customers that have a weighted-average useful life of approximately three years and $238,472 was assigned to technology that has a weighted-average useful life of approximately three years. The fair values assigned to assets acquired and liabilities assumed in the acquisition are based on a preliminary valuation that is expected to be finalized in the fourth quarter of fiscal 2008.

4.	Property and Equipment

			April 30,	July 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer hardware	382,464	291,293	91,171	72,830
Computer software	71,242	64,189	7,053	446
Leasehold improvements	71,366	71,366	-	1,792
Office equipment	134,832	87,607	47,225	30,066
	659,904	514,455	145,449	105,134

Amortization expense totalled $31,522 and $37,441 for the nine month ended April 30, 2008 and 2007, respectively.

5.	Intangible Assets

			April 30,	July 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Customer list	469,042	201,837	267,205	57,750
Technology	442,473	164,373	278,100	97,750
Website development costs	470,972	469,602	1,370	1,294
	1,382,486	835,812	546,675	156,794

Amortization expense totalled $128,710 and $85,500 for the nine month ended April 30, 2008 and 2007, respectively.

The following is the estimated annual amortization expense for each of the next five years:

$
2008	67,830
2009	219,588
2010	172,838
2011	86,419
2012	-
546,675

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.	Goodwill

			April 30,	July 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Most Referred®	996,082	415,032	581,050	581,050
Executive Wireless	173,842	-	173,842	173,842
Netupdate	450,863	-	450,863	-
	1,620,787	415,032	1,205,755	754,892

Goodwill for Most Referred® originated from the acquisition on April 28, 2000, which was amortized to April 30, 2001. Goodwill for Executive Wireless originated from the acquisition of Executive Wireless, Inc. on June 13, 2005. Goodwill for Netupdate originated from the acquisition of net assets of Netupdate, Inc. on February 1, 2008 (Note 3).

7.	Short-term Bank Borrowings

	April 30,	July 31,
	2008	2007
	$	$
Canadian dollar bank line of credit bearing interest at lender prime plus
1.25% per annum and secured by a general security agreement.	99,285	93,738

Bank overdraft	32,193	62,651

	131,478	156,389

8.	Accrued Liabilities

	April 30,	July 31,
	2008	2007
	$	$
Payroll deductions, salaries and benefits	1,265,752	814,200
Professional fees	30,000	63,348
Sales tax and other	157,167	105,578
	1,452,919	983,126

9.	Loans Payable

	(a)	As at April 30, 2008, a promissory note of $97,501 (Cdn$100,000) due to a non-related third party bears interest at 36% per annum, is unsecured and due on demand.

(b)

As at April 30, 2008, the balance of $3,282 (Cdn$3,305) due to a non-related third party bears interest at 25.99% per annum, is repayable in monthly instalments and secured by computer equipment purchased. The amount repayable within one year is $1,726.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

10.	Related Party Transactions

(a)

As at April 30, 2008, a total balance of $78,842 (2007 - $75,407) is due from a company with common officers and directors. Of this total balance, $35,373 includes $4,405 (2007 - $4,405) in principal loan balance receivable and accrued interest on the loan and share subscriptions receivable totaling $30,968 (2007 - $27,533). The share subscriptions receivable of $43,469 (2007 - $43,469) due from this company is reported in Stockholders’ Deficit. The principal amounts due bear interest at 10% per annum and the entire balance is due on demand. The share subscriptions receivable is secured by the related common shares issued, while the remainder of the balance receivable is unsecured.

	(b)	As at April 30, 2008, the balance of $266,986 (Cdn$268,908) (2007 - $213,989; Cdn$228,283) due to a director of the Company is unsecured, bears interest at 10% per annum and due on demand.

	(c)	As at April 30, 2008 a balance of $386,095 (2007 - $360,545) due to a law firm in which a director of the Company is a partner is included in accounts payable and accrued liabilities.

11.	Capital Stock

	(a)	Authorized:

250,000,000	Common stock, par value of $0.001 per share
Preferred stock, par value $0.001 per share, designated as
100,000,000	follows:
4,500,000	Series A preferred stock
92,000,000	Unissued and undesignated

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

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11.	Capital Stock

(b)	The common share transactions for the nine months ended April 30, 2008 are as follows:

	(i)	On August 7, 2007, 1,000 non-qualified stock options were exercised at a price of $0.35 for total proceeds of $350.

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

(iv)

On December 12, 2007, and subsequently approved on February 21, 2008, the Company entered into an agreement with an accredited investor to sell up to 1,200,000 shares of common stock and 1,200,000 share purchase warrants for total proceeds of $300,000, at a price of $0.25 per unit of share and warrant. Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.

(v)

On January 7, 2008, and subsequently approved on February 21, 2008, the Company entered into an agreement with two accredited investors to sell up to 800,000 shares of common stock and 800,000 share purchase warrants for total proceeds of $200,000, at a price of $0.25 per unit of share and warrant. Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.

	(vi)	On February 21, 2008, the Company issued 1,845,046 shares of common stock, valued at $700,000, to Netupdate, Inc, as payment of purchase of its operating assets as noted in Note 3.

	(vi)	On March 11, 2008, 25,000 shares of common stock were issued, from the Company’s 2004 Stock Bonus Plan, to an employee of Netupdate, Inc as a retention bonus.

(vii)

On April 23, 2008, the Company approved a private placement of 80,000 units at $0.25 per unit for proceeds of $20,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable at $0.40 per share expiring three years from the date of issuance.

	(viii)	On April 30, 2008, 43,000 non-qualified stock options were exercised at a price of $0.35 for a total of $15,050.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.	Stock-based Compensation

Stock Compensation Plans

The Company's 2000 Stock Bonus Plan authorizes the issuance of 500,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 1,944 common shares under this plan remain available for issuance

The Company's 2004 Stock Bonus Plan authorizes the issuance of 2,000,000 shares of common stock to the Company's employees, directors, officers, consultants and advisors provided however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. A total of 1,314,173 common shares under this plan remain available for issuance.

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

Stock Option Activity

A summary of the Company's stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Life	Value
	Options	$	(years)	$
Balance, July 31, 2007	4,692,720	0.49
Issued	2,565,000	0.35
Exercised	(44,000)	0.35
Expired	(3,015,000)	0.48
Forfeited	(15,000)	0.50
Balance, April 30, 2008	4,183,720	0.41	2.24	-
Exercisable April 30, 2008	1,913,720	0.48	1.70	-

The total fair value of stock-based compensation vested during the nine month period ended April 30, 2008 was $163,374.

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12.	Stock-based Compensation (continued)

Stock Option Activity (continued)

The total intrinsic value of stock options exercised during the nine month period ended April 30, 2008 was $nil.

		Weighted Average
	Number	Grant Date
	of	Fair Value
	Shares	$
Nonvested, July 31, 2007	320,000	0.56
Issued	2,565,000	0.35
Forfeited	(15,000)	0.50
Vested	(600,000)	0.46
Nonvested, April 30, 2008	2,270,000	0.35

As at April 30, 2008, there was $378,457 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of one year.

The fair value of stock options granted was calculated using the Black-Scholes option pricing model based upon the following weighted average assumptions:

	Three and nine months	Three and nine months
	ended April 30, 2008	ended April 30, 2007
Expected life	4 years	1 year
Expected volatility	156%	120%
Expected dividend yield	0%	0%
Risk free interest rate	2.76%	4.72%
Grant date fair value per option	$0.26	$0.48

13.	Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2007	8,407,488	0.52
Expired	(1,006,001)	0.70
Issued	3,800,000	0.45
Balance, April 30, 2008	11,201,487	0.48

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

13.	Share Purchase Warrants (continued)

As at April 30, 2008, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
25,000	0.20	August 28, 2008
416,667	0.33	October 20, 2008
83,333	0.33	November 6, 2008
583,333	0.33	November 27, 2008
500,000	0.33	December 8, 2008
166,667	0.33	December 21, 2008
221,666	0.50	March 27, 2009
213,500	0.50	April 3, 2009
1,215,071	0.50	April 5, 2009
200,000	0.91 - 1.46	May 9, 2009
300,000	0.324	July 28, 2009
335,000	0.75	October 3, 2009
186,250	0.60	December 4, 2009
375,000	0.60	February 7, 2010
250,000	0.60	February 18, 2010
250,000	0.60	March 4, 2010
230,000	0.60	March 6, 2010
250,000	0.65	April 10, 2010
500,000	0.64	May 14, 2010
250,000	0.64	June 28, 2010
250,000	0.65	July 30, 2010
750,000	0.64	August 9, 2010
400,000	0.40	October 31, 2010
190,000	0.40	November 30, 2010
190,000	0.40	December 31, 2010
190,000	0.40	February 1, 2011
1,400,000	0.40	February 21, 2011
600,000	0.40	March 28, 2011
80,000	0.40	April 23, 2011
11,201,487

MOST HOME CORP.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

14.	Commitments

The Company's minimum payments required under operating leases for equipment are as follows as at April 30, 2008:

$
2008	7,703
2009	3,101
10,804

The Company did not have a signed office lease as of April 30, 2008. (see Note 16(c))

15.	Segmented Information

Management has determined that the Company operates in one operating segment which involves the generation of real estate and mortgage referrals. Substantially all of the Company's operations, assets and employees are located in Canada. However, substantially all of the Company's revenues are from customers located in the United States.

16.	Subsequent Events

	(a)	On May 13, 2008, the Company received a loan from a related party for $30,000, which bears no interest, is unsecured and due on demand.

	(b)	On May 20, 2008, the Company received a loan from a director for Cdn$25,000, which bears interest at 10% per annum, is unsecured and due on demand.

	(c)	On May 22, 2008, the Company signed a new three-year office lease for its existing premises, which went into effect on June 1, 2008. Commitments under the new lease are:

$
2008	25,699
2009	154,194
2010	154,194
2011	128,495
462,582

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

Most Home provides marketing and technology services to real estate professionals, including real estate agents and mortgage brokers. The Company’s products include Wireless Realty™, a mobile application that enables more than 370,000 Realtors® to get real-time MLS information on their mobile phones and instantly respond to sales inquires and MostReferred.com® a national network of real estate professionals who have been peer-selected as exceptional customer service professionals. Most Home also operates a national contact center staffed by licensed Realtors® that support our products by providing lead response and management services to clients such as Prudential, RE/MAX® and Keller-Williams®. On February 1, 2008, the Company completed the acquisition of the net assets, constituting the business operations, of Netupdate, Inc., a lead acquisition and management system for banks and loan officers.

Wireless Realty

Most Home’s Wireless Realty™ product line has achieved significant subscriber growth over the past 8 quarters. For the Quarter ending April 30, 2008 (“Q3”) the product is available in 30 regions in the US and Canada through 140 Realtor associations making it available to approximately 370,000 real estate professionals making it the most widely adopted mobile solution for the real estate industry. In Q3, the Company deployed in 4 new markets, including Southern California, and on total has achieved an uptake rate of 10%. Management believes the Wireless Realty™ product represents the fastest growth and highest margin opportunity for Most Home, as a result of our leading market share, industry partnerships, and advances in mobile handsets and networks. During the quarter ended April 30, 2008, Most Home released a major upgrade to its technology platform that consolidates the product into a single code base making it significantly easier to enhance, upgrade, and deploy in new markets. The Company also announced an add-on to Wireless Realty that enables the public to search for homes using their mobile phones.

The Company is also actively engaged in researching and developing device specific applications for the Apple iPhone® and Research In Motion Blackberry® platforms that take advantage of location based services (GPS), multimedia, and broadband speed networks. In 2009, management expects the mobile consumer experience running these applications to rival the capabilities of searching traditional portals with the added advantage of having information available while you drive through a neighborhood.

In Q3, the Company increased its development staff for the mobile platform and consolidated sales and marketing efforts around gaining market share and driving high margin mobile business.

MostReferred.com®

After several years of operating our MostReferred.com® portal without any significant upgrades or enhancements, the Company is now investing in transitioning the content to its mobile platform. This will be a cornerstone to enabling the public to search and connect with Most Referred® Real Estate professionals through our Wireless Realty™ product. Management expects this upgrade, along with a new business model that transitions from variable referral revenue to a flat monthly fee for members, to create renewed growth for this product.

eTeam Lead Management Services

In February 2008, the Company announced a preferred supplier agreement with Keller-Williams and has implemented eTeam services in 6 market areas. The service has been very well received and, as a result, management anticipates increased revenues for these services. The company also completed an upgrade to its lead management platform, which drives further efficiencies in its contact center and provides customers with real-time insight into lead activity. Although this service has been negatively impacted by the downturn in the U.S. housing market, Most Home is in the process of integrating the service as a value-add to its Wireless Realty™ platform, which will enable the Company’s eTeam to respond to and connect inquiries with Realtors® as clients are driving through a neighborhood. During the three months ended April 30, 2008, the Company received notification from RE/MAX Western-Canada, and RE/MAX Ontario-Atlantic that they will be discontinuing their Data Aggregation and Lead Management Services contracts effective on July 31, 2008. Management is currently renegotiating the lead management services contract, but in the interim the Company has reallocated development resources to the wireless and mobility platform.

Purchase of net assets and assumed liabilities of Netupdate, Inc. constituting its business operations.

On February 1, 2008, the Company completed its purchase of the operating assets of Netupdate, Inc. pursuant to the terms and conditions of the Asset Purchase Agreement dated January 11, 2008 (the “Agreement”). Based in Bellevue, Washington, Netupdate is a developer of lending technologies, offers Originator Pro, an integrated, online point-of-sale system for retail and wholesale lenders who want to increase business from the Internet. Netupdate's Software as a Solution allows mortgage professionals to work together online to collect borrower information, provide regular communication and status updates, and to move loan data to loan origination systems, significantly reducing the time, cost and complexity of these financial transactions.

The purchase price of $700,000 consisted of $700,000 in the Company’s common stock, representing approximately 1,845,046 shares, plus the right to an earn-out up to an additional $2 million worth of common stock. Earn-out shares are calculated based on revenues of Netupdate over the three fiscal year-end periods following the date of acquisition. Details of this acquisition were filed with the SEC on a Form 8-k, dated January 16, 2008. The value of the common stock was determined based on the average volume-weighted market price of Most Home Corp. common stock over the 20-day period prior the signing of the definitive agreement on January 11, 2008.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with SFAS 141, Business Combinations. Goodwill and other intangible assets recorded in connection with the transaction totaled $969,377. The fair values of assets acquired and liabilities assumed in the acquisition are based on a preliminary valuation that is expected to be finalized in the fourth quarter of fiscal 2008.

Since acquiring the Netupdate operations, management has moved aggressively to align expenses with revenues and to pursue new growth initiatives. The Company is evaluating potential cross marketing opportunities with our existing real estate operations to enhance future revenues for itself and its customers.

Netupdate currently provides its point-of-sale solutions to over 100 retail and wholesale lenders and is focusing future efforts on addressing the needs of these customers for additional mortgage lead generation and management.

While the mortgage market is experiencing significant challenges at this time, Most Home believes there continues to be opportunity within the space and is looking forward to realizing the potential of this acquisition.

The Company is pleased with the progress achieved in the past quarter related to the integration with Most Home’s existing operations.

Employees. As of June 19, 2008, the Company employed 31 people, including 4 contractors on a part-time basis, and 9 employees are licensed REALTORS(R).

Revenues and expenses

The following table shows revenues and margins for the three months ended April 30, 2008, with comparative figures for the prior:

	Three months		Three months
	ended		ended
	April 30, 2008		April 30, 2007
	$	% of Sales	$	% of Sales
Revenues:

Referrals	171,335	26.0	105,110	28.0
Membership	72,815	11.0	86,183	23.0
Enterprise	256,020	38.8	62,146	16.6
Wireless and mobility	157,266	23.8	103,872	27.7
Other	2,660	0.4	17,651	4.7
	660,096	100.0	374,962	100.0

Referral revenue increased $66,225 (63.0%) from the three months ended April 30, 2007. The increase in referral revenues for the three months ended April 30, 2008 was the result of a combined change in billing on a per-lead basis to brokers, along with increased leads generated through the Company's websites listed on Internet search engine portals from Q1 of fiscal 2007. Approximately 10% (50% - 2007) of the Company's leads have a direct correlation to the ranking of the Company's lead generating websites on Internet portals such as Google, Yahoo, MSN and Inktomi. The reduction in leads generated from Internet portals is directly related to the Company’s change in business model in selling to brokers and handling their leads directly as opposed to generating the Company’s own leads. Once a qualified lead is and placed with an associated agent, the Company enters into a contract with the agent and receives a success fee based on the agent's gross commission; however, if the lead relates to a fixed per-lead contract with a broker customer then the Company is paid up front for all qualified leads and does not receive a success fee upon a completed real estate transaction. The Company is continuing to transition towards generating and managing leads through third-parties, and charging a per-lead or per-qualified-lead fee rather than on a success fee basis; in order to reduce its exposure to search engine uncertainty. In addition the Company is shifting its focus from agent based revenue models to broker based revenue models.

Membership revenues decreased $13,368 (15.5%) from the three months ended April 30, 2007. This decrease is due to the Company changing its product and marketing strategy away from agents and towards there wireless and mobility and brokers services. This contributes to the decline in the agent membership revenues. The sales structure under the broker model is comprised of a license, shared transaction commissions or per-lead fees, and maintenance revenue.

Enterprise revenues increased $193,874 (312.0%) for the three months ended April 30, 2008. The increase is due to a change in the Company’s revenue model and associated increased sales to real estate brokers for the three months ended April 30, 2008. In addition, sales of Originator Pro, a product that enables financial institutions to: capture leads at referral source, open new channels of business, pre-approve borrowers on-line, match borrowers to live products, and speed up loan applications, acquired from Netupdate, Inc. on February 1, 2008, contributed to the increased revenues for the three months ended April 30, 2008.

Wireless and mobility revenue increased $53,394 (51.4%) from the three months ended April 30, 2007. This increase is due to expanded sales efforts for the Company’s wireless products to MLS boards through is partner reseller agreements. Most Home also launched its wireless technology to consumer applications in Q3 of fiscal 2008 along with a focused marketing campaign; as a result, management anticipates increased wireless and mobility revenues in future periods.

The following table shows revenues and margins for the nine months ended April 30, 2008, with comparative figures for the prior nine month period:

	Nine months		Nine months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
Revenues:
Referrals	535,022	30.4	457,980	32.5
Membership	233,310	13.3	392,960	27.8
Enterprise	508,673	28.9	279,408	19.8
Wireless and mobility	436,530	24.8	245,931	17.4
Other	46,378	2.6	35,069	2.5
	1,759,913	100.0	1,411,347	100.0

The following table shows revenues and margins for the three months ended April 30, 2008, with comparative figures for the prior year:

	Three months		Three months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
Revenues:	660,096	100.0	374,962	100.0
Gross Margin:	440,403	66.7	139,485	37.2

Gross margin for the three months ended April 30, 2008 was $440,403 (66.7%) compared to $139,485 (37.2%) for the comparable quarter ended April 30, 2007. This was due to the acquisition of Netupdate, Inc operating assets which included the purchase of all their customer contracts. There are no direct costs associated with these contracts and as such, all costs are recorded in Research and Development or SG&A.

This was offset with the Company completing its transition to a new software platform. As of November 30, 2007, the Company stopped using the older system and transitioned all its clients to the new one. The new system has reduced costs and overhead, and allows the Company to implement new customers within weeks, rather than months.

Wireless and Enterprise revenue have limited and fixed direct costs associated with them. As these revenues increase, gross margin will increase as well.

Continued weakness in the U.S. dollar against the Canadian dollar may decrease gross margin in future periods (see Foreign Currency Impact).

The following table shows revenues and margins for the nine months ended April 30, 2008, with comparative figures for the prior year:

	Nine months		Nine months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
Revenues:	1,759,913	100.0	1,411,347	100.0
Gross Margin:	1,136,164	64.6	757,353	53.7

The following table shows operating expenses as a percentage of sales for the three month period ended April 30, 2008, with comparative figures for the prior quarter.

	Three months		Three months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
Amortization	86,342	13.1	38,014	10.1
Research and development	193,395	29.3	137,892	36.8
Selling, general and administrative	945,088	143.2	754,435	201.2
Acquisition costs	148,829	22.5	-	-
Total operating expenses	1,373,654	208.1	930,341	248.1

Amortization expense increased to $86,342 from the three months ended April 30, 2007. The increase was due to amortization on acquired capital assets from the Netupdate purchase on February 1, 2008.

Research and development costs increased $55,503 from prior year quarter. The Company remains focused on further development of its products and services; enhancement of its existing products under a uniform product platform. Extra development time was required for the transition of our new software platform.

Selling, general and administrative costs increased 25.3% ($190,653) from the three months ended April 30, 2007. The main factor for this increase was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the three month period ending April 30, 2008 of $212,087 compared to $50,360 for the prior year quarter.

Acquisition costs increased $148,829 from $nil for the three months ended April 30, 2007. This relates to expensing deferred costs for the acquisition of a call center.

The following table shows operating expenses as a percentage of sales for the nine month period ended April 30, 2008, with comparative figures for the prior quarter.

	Nine months		Nine months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
Amortization	160,231	9.1	122,941	8.7
Research and development	478,619	27.2	455,700	32.3
Selling, general and administrative	2,303,659	130.9	3,027,967	214.5
Acquisition costs	148,829	8.5	-	-
Total operating expenses	3,091,338	175.7	3,606,608	255.5

Amortization expense increased to $160,231 from the nine months ended April 30, 2007. The increase was due to amortization on acquired capital assets from its Netupdate acquisition on February 1, 2008 and the subsequent related amortization.

Research and development costs increased $22,919 (5.0%) from the nine months ended April 30, 2007. The Company remains focused on further development of its products and services; enhancement of its existing products under a uniform product platform.

Selling, general and administrative costs decreased 14.3% ($515,270) from the nine months ended April 30, 2007. The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the nine month period ending April 30, 2007. The Company expects further decreases in Q4 of fiscal 2008 from staffing reductions made during Q3 of fiscal 2008.

Acquisition costs increased $148,829 from $nil for the nine months ended April 30, 2007. This relates to expensing deferred costs for the acquisition of a call center based, which was abandoned. On March 20, 2008, the Company discontinued its previously announced intent to acquire a large contact center in the US market. While it is possible that the Company may revive these efforts within the next twelve months, it appears unlikely at this point. The Company believes that it is more beneficial at this time to focus its efforts on supplementing its organic growth with capabilities that would further strengthen its higher margin technology offerings. In addition, management is of the opinion that opportunities for acquisitions of strategic services and technology, like the recent purchase of Netupdate, could affordably present themselves in the near term and currently represent a more appropriate use of the company's resources

The following table shows stock compensation included in SG&A for the three months ended April 30, 2008:

	Three months		Three months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
SG&A before stock-based compensation	733,001	111.1	704,075	187.8
Stock-based compensation	212,087	32.1	50,360	13.4
Selling, general and administrative	945,088	143.2	754,435	201.2

Selling, general and administrative costs increased 25.3% ($190,653) from the three months ended April 30, 2007. The main factor for this increase was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the three month period ending April 30, 2008.

The following table shows stock compensation included in SG&A for the nine months ended April 30, 2008:

	Nine months		Nine months
	ended		ended
	April 30, 2008	% of Sales	April 30, 2007	% of Sales
SG&A before stock-based compensation	2,021,315	114.9	2,285,998	162.0
Stock-based compensation	282,344	16.0	741,969	52.6
Selling, general and administrative	2,303,659	130.9	3,027,967	214.5

Selling, general and administrative costs decreased 23.9% ($724,308) from the nine months ended April 30, 2007. The main factor for this decrease was non-cash stock compensation for the issuance and extension of stock options and warrants, recorded in the nine month period ending April 30, 2007 and a headcount reduction, included in SG&A, of 6 people during fiscal 2007.

Working capital deficiency at April 30, 2008 was $3,111,409 compared to $1,911,135 at April 30, 2007. See "Liquidity and Sources of Capital" for description of further funding anticipated in fiscal 2008.

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

If the Company was unable continue as a going concern, it would likely not be able to realize the carrying value of its assets as reflected in the consolidated financial statements. As described elsewhere in this report, at April 30, 2008, there are certain conditions that currently exist which raise substantial doubt about the validity of the going concern assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Liquidity and sources of capital

Working capital deficiency was $3,111,409 at April 30, 2008.

During the nine-month period ended April 30, 2008, the Company's operations used $1,138,802 in net cash. Cash required by the Company during the three months ended April 30, 2008 was generated through advances from related parties and capital raising activities (which generated $1,062,650, net of issuance costs, through the private sale of stock, stock subscriptions and the exercise of stock options and warrants).

Management anticipates that cash flow requirements for the twelve months ended April 30, 2009 will be met through the exercise of outstanding stock options and warrants, private placements of stock, and the repayment of amounts due from related parties. There can be no assurance that any of these capital sources will provide the necessary cash flow to the Company for it to sustain operations.

Management anticipates cash flow needs for the twelve months ended April 30, 2009 are as follows:

General and administrative	$300,000
Capital purchases	$100,000
Product development	$750,000
Debt and liability reduction	$2,850,000
$4,000,000

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 expands the disclosure required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. SFAS 161 will not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Most Home has suffered losses in the past

Most Home incurred a net loss of $946,303 for three months ended and a net loss of $2,152,493 for the nine months ended April 30, 2008, incurred a net loss of $3,679,006 for the year ended July 31, 2007, $2,948,087 for the year ended July 31, 2006, and incurred a net loss of $1,560,546 for the year ended July 31, 2005. From the date of its formation through April 30, 2008, Most Home incurred net losses of $12,727,867. Although management anticipates profitability in future periods, profitability cannot be assured and further losses may occur.

Foreign Currency Impact

The Company currently derives approximately 75% of its revenues from U.S. sources and approximately 95% of its expenses from Canadian sources. Increases in the Canadian dollar have negatively impacted the Company's expenses and cash flows. Bank of Canada (http://www.bankofcanada.ca) reports that the average annual exchange rate, based on monthly averages, for the Canadian to U.S. dollar was 1.0050 for the three months ended and 1.0061 for the nine months ended April 30, 2008 compared to 1.1577 for the three months ended and 1.1446 for the nine months ended April 30, 2007. This represents an increase of approximately 14% and 13%, respectively, on an average period exchange rate basis, in the Company's expenses and cash disbursements over the three and nine months ended April 30, 2008. The Company does not currently engage in foreign currency hedging activities.

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

The issuance of additional shares of common stock could cause the price of Most Home's common stock to decline

Most Home has options, warrants and preferred stock outstanding as of June 19, 2008, the exercise or conversion of which could result in the issuance 16,549,390 additional shares of common stock representing 29.3% of the issued and outstanding shares. To the extent these shares are issued, the percentage of common stock held by existing common stockholders will be reduced. In addition the exercise of any or all of the options or warrants might result in further dilution of the net tangible book value of the existing stockholders' shares. If the market price of Most Home's common stock is above the exercise price of an option or warrant the holders of the option or warrant may exercise the warrant or option, in which case Most Home would be required to sell its shares at below market prices, further diluting the interests of other shareholders.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended April 30, 2008: On December 12, 2007, and subsequently approved on February 21, 2008, the Company entered into an agreement with an accredited investor to sell up to 1,200,000 shares of common stock and 1,200,000 share purchase warrants for total proceeds of $300,000, at a price of $0.25 per unit of share and warrant. Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.

On January 7, 2008, and subsequently approved on February 21, 2008, the Company entered into an agreement with two accredited investors to sell up to 800,000 shares of common stock and 800,000 share purchase warrants for total proceeds of $200,000, at a price of $0.25 per unit of share and warrant. Each warrant entitles the investor to purchase one additional common share at an exercise price of $0.40 per share for a period of three years.

On February 21, 2008, the Company issued 1,845,046 shares of common stock, valued at $700,000, to Netupdate, Inc, as payment of purchase of the operating assets and assumed liabilities as noted in Note 3 of the Financial Statements.

On April 23, 2008, the Company approved a private placement of 80,000 units at $0.25 per unit for proceeds of $20,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable at $0.40 per share expiring three years from the date of issuance.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On March 20, 2008, the Company repaid US$7,952 (CAD$8,000) in loan principle to George Shahnazarian, a director of the Company. The loan accrues interest at a rate of 10% per annum, is secured by a promissory note and repayable on demand. A total of US$265,671 (CAD$267,583) remains payable to Mr. Shahnazarian at April 30, 2008.

During the nine months ended April 30, 2008, the Company paid an aggregate of US$nil as interest to Mr. Shahnazarian.

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

MOST HOME CORP.

Date: June 20, 2008	By:	/s/ Kenneth Galpin
Kenneth Galpin, President and Chief Executive Officer

Date: June 20, 2008	By:	/s/ Michael Schutz
Michael Schutz, Chief Financial Officer